Form 10-Q
period 2021-06-30
Stratim Cloud Acquisition Corp.
filed 2021-08-23
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 19, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,075,204	$25,000
Prepaid expenses	326,121	—
Total Current Assets	1,401,325	25,000

Deferred offering costs	—	221,866
Marketable Securities held in Trust Account	250,003,083	—
TOTAL ASSETS	$251,404,408	$246,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$280,850	$1,000
Accrued offering costs	402,954	173,241
Promissory note – related party	—	48,625
Total Current Liabilities	683,804	222,866

Warrant liabilities	10,883,333	—
Deferred underwriting fee payable	8,750,000	—
Total Liabilities	20,317,137	222,866

Commitments

Class A common stock subject to possible redemption 22,608,532 at redemption value at June 30, 2021	226,087,267	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 2,391,468 and no shares issued and outstanding (excluding 22,608,532 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	239	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	625	719
Additional paid-in capital	—	24,281
Retained earnings / (Accumulated deficit)	4,999,140	(1,000)
Total Stockholders’ Equity	5,000,004	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,404,408	$246,866

(1)	At December 31, 2020, included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$686,936	$729,783
Loss from operations	(686,936)	(729,783)

Other income:
Change in fair value of warrant liability	8,610,000	8,033,333
Transaction costs associated with Initial Public Offering	—	(698,388)

Interest earned on marketable securities held in Trust Account	3,083	3,083
Other income, net	8,613,083	7,338,028

Income before income taxes	7,926,147	6,608,245

Net income	$7,926,147	$6,608,245

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	21,816,112	21,821,577
Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,433,888	8,111,397
Basic and diluted net loss per share, Non-redeemable common stock	$0.84	$0.81

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000)

Sale of 25,000,000 Units, net of underwriting discounts, offering costs and warrant liability	25,000,000	2,500	—	—	224,452,526	—	224,455,026

Class A Common stock subject to possible redemption	(21,816,112)	(2,182)	—	—	(218,158,938)	—	(218,161,120)

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Net loss	—	—	—	—	—	(1,522,605)	(1,522,605)

Balance – March 31, 2021	3,183,888	$318	6,250,000	$625	$6,317,963	$(1,318,902)	$5,000,004

Change in fair value of Class A subject to possible redemption	(792,420)	(79)	—	—	(6,317,963)	(1,608,105)	(9,716,147)

Net Income	—	—	—	—	—	7,926,147	7,926,147
Balance – June 30, 2021	2,391,468	$239	$6,250,000	$625	$—	$4,999,140	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$6,608,245
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,083)
Change in fair value of warrant liabilities	(8,033,333)
Transaction costs allocable to warrant liabilities	698,388

Changes in operating assets and liabilities:
Prepaid expenses	(326,121)
Accrued expenses	279,850
Net cash used in operating activities	(776,054)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	7,000,000
Advances from related party	292,312
Repayment of advances from related party	(292,312)
Proceeds from promissory note – related party	251,375
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(125,117)
Net cash provided by financing activities	251,826,258

Net Change in Cash	1,050,204
Cash – Beginning of period	25,000
Cash – End of period	$1,075,204

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$257,162
Initial classification of Class A common stock subject to possible redemption	$218,547,300
Change in value of Class A common stock subject to possible redemption	$7,539,967
Deferred underwriting fee payable	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company's formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 15, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Liquidity

As of June 30, 2021, the Company had $1,075,204 in its operating bank account, and working capital of $718,451. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the working capital for identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. One of the significant estimates used in the preparation of these condensed financial statements is the valuation of the Public and Private Placement Warrants.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities held in the Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in Money Market Funds.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of June 30, 2021, offering costs in the aggregate of $14,326,696 have been charged to shareholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $154,000, which had a full valuation allowance recorded against it of approximately $154,000. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, respectively, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference arising from the income recorded due to the change in fair value of the Company’s warrant liability

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,083	$3,083
Less: Interest available for payment of taxes	(3,083)	(3,083)
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	21,816,112	21,821,577
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$7,926,147	$6,608,245
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$7,926,147	$6,608,245
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	9,433,888	8,111,397
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$0.84	$0.81

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. The Sponsor has agreed to purchase up to a total of 5,166,667 Private Placement Warrants, for an aggregate purchase price of $7,750,000, if the over-allotment option is exercised in full by the underwriter. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of June 30, 2021.

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 11, 2021, the Company will pay the Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $35,000 in fees for these services, respectively, of which $16,371 of such amount is included in prepaid expenses in the accompanying balance sheets.

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

NOTE 6. COMMITMENTS

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters’ elected not to exercise their remaining over-allotment as of June 30, 2021.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,391,468 shares of Class A common stock issued and outstanding, excluding 22,608,532 shares of Class A common stock subject to possible redemption, respectively. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,250,000 and 7,187,500 shares of common stock issued and outstanding, respectively, of which an aggregate of up to 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

NOTE 8. WARRANTS

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable Securities held in Trust Account	1	$250,003,083

Liabilities:
Warrant Liability – Public Warrants	1	$6,916,666
Warrant Liability – Private Placement Warrants	3	$3,966,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

Initial and Subsequent Measurement

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and June 30, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements at June 30, 2021:

	March 16, 2021 (Initial Measurement)	June 30, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.46	$9.69
Risk-free interest rate	1.32%	0.91%
Expected term (in years)	5.0	5.0
Expected volatility	31.20%	15.81%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 16, 2021	7,233,334	11,916,666	19,150,000
Change in fair value	93,333	250,000	343,333
Fair value as of March 31, 2021	7,326,667	12,166,666	19,493,333
Change in fair value	(3,360,000)	—	(3,360,000)
Transfers out of level 3 into level 1	—	(12,166,666)	(12,166,666)
Fair value as of June 30, 2021	3,966,667	—	3,966,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the second quarter of 2021, there were transfers out of Level 3 into Level 1 of $12,166,666 in the fair value hierarchy for the three and six months ended June 30, 2021 for the Public Warrants.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $7,926,147, which consists of change in fair value of warrant liability of $8,610,000 and interest earned on marketable securities held in Trust Account of $3,083, offset by operating costs of $686,936.

For the six months ended June 30, 2021, we had a net income of $6,608,245, which consists of change in fair value of warrant liability of $8,266,667, interest earned on marketable securities held in Trust Account of $3,083, transaction costs related to warrant and compensation expenses of 233,334, offset by operating costs of $729,783.

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

For the six months ended June 30, 2021, cash used in operating activities was $776,054. Net income of $6,608,245 was affected by a change in fair value of warrant liabilities of $8,266,667, transaction costs incurred in connection with warrant liabilities of $698,388, compensation expenses incurred in connection with IPO of 233,334, and interest earned on marketable securities held in Trust Account of $3,083. Changes in operating assets and liabilities used $46,271 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $250,003,083. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, the Company had $1,075,204 in its operating bank account, and working capital of $718,451. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the working capital for identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of June 30, 2021, offering costs in the aggregate of $14,326,696 have been charged to shareholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering and private placement. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We incurred a total of $14,326,696, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $576,696 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,750,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATIM CLOUD ACQUISITION CORP.

Date: August 19, 2021	By:	/s/ Sreekanth Ravi
	Name:	Sreekanth Ravi
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Zachary Abrams
	Name:	Zachary Abrams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)