Form 10-Q
period 2021-09-30
Stratim Cloud Acquisition Corp.
filed 2021-11-09
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 8, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 29, 2020 (Inception) through September 30, 2020	2
Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 29, 2020 (Inception) through September 30, 2020	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from July 29, 2020 (Inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,021,767	$25,000
Prepaid expenses	284,392	—
Total Current Assets	1,306,159	25,000

Deferred offering costs	—	221,866
Marketable Securities held in Trust Account	250,008,220	—
TOTAL ASSETS	$251,314,379	$246,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$218,241	$1,000
Accrued offering costs	397,954	173,241
Promissory note – related party	—	48,625
Total Current Liabilities	616,195	222,866

Warrant liabilities	8,236,667	—
Deferred underwriting fee payable	8,750,000	—
Total Liabilities	17,602,862	222,866

Commitments

Class A common stock subject to possible redemption 25,000,000 and no shares at redemption value of $10.00 and $0.00 at September 30, 2021 and December 31, 2020, respectively	250,000,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	625	719
Additional paid-in capital	—	24,281
Retained earnings / (Accumulated deficit)	(16,289,108)	(1,000)
Total Stockholders’ Equity	(16,288,483)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,314,379	$246,866

(1)	At December 31, 2020, included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from July 29, 2020 (Inception) through September 30,	Nine Months Ended September 30,	For the Period from July 29, 2020 (Inception) through September 30,
	2021	2020	2021	2020

Operating and formation costs	$27,557	$1,000	$757,340	$1,000
Loss from operations	(27,557)	(1,000)	(757,340)	(1,000)

Other income:
Change in fair value of warrant liability	2,646,666	—	10,679,999	—
Transaction costs associated with Initial Public Offering	—		(698,388)
Interest earned on marketable securities held in Trust Account	5,137	—	8,220	—
Total other income, net	2,651,803	—	9,989,831	—

Income before income taxes	2,624,246	(1,000)	9,232,491	(1,000)
(Provision) Benefit for income taxes	—	—	—	—
Net income (loss)	$2,624,246	$(1,000)	$9,232,491	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	—	18,131,868	—
Basic and diluted net income per share, Class A common stock	$0.08	$—	$0.37	$—

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000	6,507,555	6,250,000
Basic and diluted net loss per share, Class B common stock	$0.08	$—	$0.37	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000

Accretion to shares subject to redemption	—	—	—	—	(24,375)	(25,520,599)	(25,544,974)

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Net loss	—	—	—	—	—	(1,317,902)	(1,317,902)

Balance – March 31, 2021 (as revised)	—	$—	6,250,000	$625	$—	$(26,839,501)	$(26,838,876)

Net Income	—	—	—	—	—	7,926,147	7,926,147

Balance – June 30, 2021 (as revised)	—	$—	$6,250,000	$625	$—	$(18,913,354)	$(18,912,729)

Net Income	—	—	—	—	—	2,624,246	2,624,246

Balance – September 30, 2021	—	$—	$6,250,000	$625	$—	$(16,289,108)	$(16,288,483)

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance – July 29, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020	7,187,500	719	$24,281	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For The Period From July 29, 2020 (Inception) Through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$9,232,491	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,220)	—
Change in fair value of warrant liabilities	(10,679,999)	—
Transaction costs allocable to warrant liabilities	698,388	—
Changes in operating assets and liabilities:
Prepaid expenses	(284,392)	—
Accrued expenses	217,241	1,000
Net cash used in operating activities	(824,491)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	245,000,000	25,000
Proceeds from sale of Units, net of underwriting discounts paid
Proceeds from sale of Private Placement Warrants	7,000,000	—
Advances from related party	292,312	—
Repayment of advances from related party	(292,312)	—
Proceeds from promissory note – related party	251,375	48,625
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(130,117)	(48,625)
Net cash provided by financing activities	251,821,258	25,000

Net Change in Cash	996,767	25,000
Cash – Beginning of period	25,000	—

Cash – End of period	$1,021,767	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$252,162	$26,199
Initial classification of Class A common stock subject to possible redemption	$250,000,000	$—
Forfeiture of founder shares	$(94)	$—
Deferred underwriting fee payable	$8,750,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 11, 2021. On March 16, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Stratim Cloud Acquisition LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and other holders of the Company’s shares of Class B common stock prior to the closing of the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to their Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

SEPTEMBER 30, 2021

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption and as a result had an improper amount classified in temporary equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001 and therefore classified an amount of redeemable Class A common stock within permanent equity. Management reassessed that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, Management concluded that the redemption value should have included all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, Management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 16, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$218,547,300	$31,452,700	$250,000,000
Class A common stock	$315	$(315)	$—
Additional paid-in capital	$5,931,692	$(5,931,692)	$—
Accumulated deficit	$(932,722)	$(25,520,693)	$(26,453,415)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(31,452,700)	$(26,452,696)
Shares subject to possible redemption	21,854,730	3,145,270	25,000,000

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$218,161,120	$31,838,880	$250,000,000
Class A common stock	$318	$(318)	$—
Additional paid-in capital	$6,317,963	$(6,317,963)	$—
Accumulated deficit	$(1,318,902)	$(25,520,599)	$26,839,501)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(31,838,880)	$(26,838,876)
Shares subject to possible redemption	21,816,112	3,183,888	25,000,000

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$226,087,267	$31,452,700	$250,000,000
Class A common stock	$239	$(239)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,999,140	$(23,912,494)	$(18,913,354)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(23,912,733)	$(18,912,729)
Shares subject to possible redemption	22,608,532	2,391,468	25,000,000

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Liquidity

As of September 30, 2021, the Company had $1,021,767 in its operating bank account, and working capital of $806,631. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 6). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities held in the Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in Money Market Funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of September 30, 2021, offering costs in the aggregate of $14,326,696 have been charged to shareholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Warrant Liabilities

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $159,000, which had a full valuation allowance recorded against it of approximately $159,000. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, respectively, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference arising from the income recorded due to the change in fair value of the Company’s warrant liability.

Net income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise price of the warrants is greater than the average market price for the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,912,730	$478,183	$6,622,377	$2,376,781
Denominator:
Basic and diluted weighted average stock outstanding	25,000,000	6,250,000	18,131,868	6,507,555
Basic and diluted net income (loss) per common stock	$0.08	$0.08	$0.37	$0.37

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. The Sponsor has agreed to purchase up to a total of 5,166,667 Private Placement Warrants, for an aggregate purchase price of $7,750,000, if the over-allotment option is exercised in full by the underwriter. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of September 30, 2021.

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 11, 2021, the Company will pay the Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $65,000 in fees for these services, respectively, of which $30,000 of such amount is included in accrued expenses in the accompanying balance sheets.

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters’ elected not to exercise their remaining over-allotment.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,250,000 and 7,187,500 shares of common stock issued and outstanding, respectively, of which an aggregate of up to 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable Securities held in Trust Account	1	$250,008,220

Liabilities:
Warrant Liability – Public Warrants	1	$5,250,000
Warrant Liability – Private Placement Warrants	3	$2,986,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

Initial and Subsequent Measurement

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and September 30, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements at September 30, 2021:

	September 30, 2021	March 16, 2021 (Initial Measurement)
Exercise price	$11.50	$11.50
Stock Price	$9.77	$9.46
Risk-free interest rate	1.07%	1.32%
Expected term (in years)	4.49	5.0
Expected volatility	13.02%	31.20%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 16, 2021	7,233,334	11,916,666	19,150,000
Change in fair value	93,333	250,000	343,333
Fair value as of March 31, 2021	7,326,667	12,166,666	19,493,333
Change in fair value	(3,360,000)	—	(3,360,000)
Transfers out of level 3 into level 1	—	(12,166,666)	(12,166,666)
Fair value as of June 30, 2021	3,966,667	—	3,966,667
Change in fair value	(980,000)	—	(980,000)
Fair value as of September 30, 2021	$2,986,667	—	$2,986,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the second quarter of 2021, there were transfers out of Level 3 into Level 1 of $12,166,666 in the fair value hierarchy for the three and nine months ended September 30, 2021 for the Public Warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $2,624,246, which consists of change in fair value of warrant liability of $2,646,666 and interest earned on marketable securities held in Trust Account of $5,137, offset by operating costs of $27,557.

For the nine months ended September 30, 2021, we had a net income of $9,232,491, which consists of change in fair value of warrant liability of $10,913,333, interest earned on marketable securities held in Trust Account of $8,220, offset by transaction costs related to warrant and compensation expenses of $931,722, and operating costs of $757,340.

For the period from July 29, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of operating and formation costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $824,491. Net income of $9,232,481 was affected by a change in fair value of warrant liabilities of $10,913,333, transaction costs incurred in connection with warrant liabilities of $698,388, compensation expenses incurred in connection with IPO of $233,334, and interest earned on marketable securities held in Trust Account of $8,220. Changes in operating assets and liabilities used $67,151 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $250,008,220. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, the Company had $1,021,767 in its operating bank account, and working capital of $806,631. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 6). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of September 30, 2021, offering costs in the aggregate of $14,326,696 have been charged to shareholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Warrant Liabilities

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering and private placement. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

STRATIM CLOUD ACQUISITION CORP.

Date: November 8, 2021	By:	/s/ Sreekanth Ravi
	Name:	Sreekanth Ravi
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Zachary Abrams
	Name:	Zachary Abrams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)