Form 10-Q/A
period 2021-03-31
Stratim Cloud Acquisition Corp.
filed 2021-12-30
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Stratim Cloud Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on March 16, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

As a result, the Company’s management, together with the Audit Committee, determined on December [ ], 2021, that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December [ ], 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex accounting transactions. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,447,661	$25,000
Prepaid expenses	382,180	—
Total Current Assets	1,829,841	25,000

Deferred offering costs	—	221,866
Cash held in Trust Account	250,000,000	—
TOTAL ASSETS	$251,829,841	$246,866

LIABILITIES AND STOCKHOLDERS’ DEFECIT
Current liabilities
Accrued expenses	$22,430	$1,000
Accrued offering costs	402,954	173,241
Promissory note – related party	—	48,625
Total Current Liabilities	425,384	222,866

Warrant liabilities	19,493,333	—
Deferred underwriting fee payable	8,750,000	—
Total Liabilities	28,668,717	222,866

Commitments
Class A common stock subject to possible redemption 25,000,000 at redemption value at March 31, 2021	250,000,000	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (1)	625	719
Additional paid-in capital	—	24,281
Accumulated deficit	(26,839,501)	(1,000)
Total Stockholders’ Deficit	(26,838,876)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFECIT	$251,829,841	$246,866

(1)	At December 31, 2020, included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$42,847
Loss from operations	(42,847)

Other expense:
Change in fair value of warrant liabilities	(576,667)
Transaction costs allocable to warrant liabilities	(698,388)
Other expense, net	(1,275,055)

Net loss	$(1,317,902)

Weighted average shares outstanding, Class A common stock	4,166,667

Basic and diluted net loss per share, Class A common stock	$(0.13)

Weighted average shares outstanding, Class B common stock	6,250,000

Basic and diluted net loss per share, Class B common stock	$(0.13)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000

Accretion to shares subject to redemption	—	—	—	—	(24,375)	(25,520.599)	(25,544,974)

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Net loss	—	—	—	—	—	(1,317,902)	(1,317,902)

Balance – March 31, 2021	—	$—	6,250,000	$625	$—	$(26,839,501)	$(26,838,876)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,317,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	576,667
Transaction costs allocable to warrant liabilities	698,388
Changes in operating assets and liabilities:
Prepaid expenses	(382,180)
Accrued expenses	21,430
Net cash used in operating activities	(403,597)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	7,000,000
Advances from related party	292,312
Repayment of advances from related party	(292,312)
Proceeds from promissory note – related party	251,375
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(125,117)
Net cash provided by financing activities	251,826,258

Net Change in Cash	1,422,661
Cash – Beginning of period	25,000
Cash – End of period	$1,447,661

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$257,162
Initial classification of Class A common stock subject to possible redemption	$250,000,000
Deferred underwriting fee payable	$8,750,000

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

NOTE 2A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

STRATIM CLOUD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables.

	As
	Previously		As
	Amended	Adjustments	Restated
Balance Sheet as of March 16, 2021
Class A Common Stock Subject to Possible Redemption	$218,547,300	$31,452,700	$250,000,000
Class A Common Stock	315	(315)	—
Additional Paid-in Capital	5,931,692	(5,931,692)	—
Accumulated Deficit	(932,722)	(25,520,693)	(26,453,415)
Total stockholders’ equity (deficit)	$5,000,004	$(31,452,700)	$(26,452,696)

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Balance Sheet as of March 31, 2021
Class A Common Stock Subject to Possible Redemption	$218,161,120	$31,838,880	$250,000,000
Class A Common Stock	318	(318)	—
Additional Paid-in Capital	6,317,963	(6,317,963)	—
Accumulated Deficit	(1,318,902)	(25,520,599)	(26,839,501)
Total stockholders’ equity (deficit)	$5,000,004	$(31,838,880)	$(26,838,876)

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	21,854,730	(17,688,063)	4,166,667
Basic and diluted net loss per share, Class A common stock subject to redemption	$0.00	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock	6,774,212	(524,212)	6,250,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.19)	$0.06	$(0.13)

	As
	Previously		As
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months	Reported	Adjustments	Restated
Ended March 31, 2021
Sale of 25,000,000 Units, net of underwriting discounts, offering costs and warrant liability	$224,445,026	$(224,445,026)	$—
Common stock subject to possible redemption	(218,161,120)	218,161,120	—
Accretion to shares subject to redemption	—	(25,544,974)	(25,544,974)
Total stockholders’ equity (deficit)	$5,000,004	$(31,838,880)	$(26,838,876)

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$218,547,300	$31,452,700	$250,00,000
Change in value of Class A common stock subject to possible redemption	(386,180)	386,180	—

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(527,161)	$(790,741)
Denominator:
Basic and diluted weighted average stock outstanding	4,166,667	6,250,000
Basic and diluted net income (loss) per common stock	$(0.13)	$(0.13)

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

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, the Company now presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2A—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

STRATIM CLOUD ACQUISITION CORP.

Date: December 30, 2021	By:	/s/ Sreekanth Ravi
	Name:	Sreekanth Ravi
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2021	By:	/s/ Zachary Abrams
	Name:	Zachary Abrams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)