Form 10-Q/A
period 2021-06-30
Stratim Cloud Acquisition Corp.
filed 2021-12-30
CIK 1821812

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

EXPLANATORY NOTE

Stratim Cloud Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Original Quarterly Report”).

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

As a result, the Company’s management, together with the Audit Committee, determined on December [ ], 2021, that the Company’s financial statements and other financial data as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

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

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021. The Company’s management has concluded that in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex accounting transactions. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,075,204	$25,000
Prepaid expenses	326,121	—
Total Current Assets	1,401,325	25,000

Deferred offering costs	—	221,866
Marketable Securities held in Trust Account	250,003,083	—
TOTAL ASSETS	$251,404,408	$246,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$280,850	$1,000
Accrued offering costs	402,954	173,241
Promissory note – related party	—	48,625
Total Current Liabilities	683,804	222,866

Warrant liabilities	10,883,333	—
Deferred underwriting fee payable	8,750,000	—
Total Liabilities	20,317,137	222,866

Commitments

Class A common stock subject to possible redemption 25,000,000 at redemption value at June 30, 2021	250,000,000	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	625	719
Additional paid-in capital	—	24,281
Accumulated deficit	(18,913,354)	(1,000)
Total Stockholders’ Deficit	(18,912,729)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,404,408	$246,866

(1)	At December 31, 2020, included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$686,936	$729,783
Loss from operations	(686,936)	(729,783)

Other income:
Change in fair value of warrant liability	8,610,000	8,033,333
Transaction costs associated with Initial Public Offering	—	(698,388)

Interest earned on marketable securities held in Trust Account	3,083	3,083
Other income, net	8,613,083	7,338,028

Income before income taxes	7,926,147	6,608,245

Net income	$7,926,147	$6,608,245

Weighted average shares outstanding, Class A common stock	25,000,000	14,640,884
Basic and diluted net income per share, Class A common stock	$0.25	$0.32
Weighted average shares outstanding, Class B common stock	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$0.25	$0.32

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000

Accretion of common stock subject to redemption	—	—	—	—	(24,375)	(25,520,599)	(25,544,974)

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Net loss	—	—	—	—	—	(1,522,605)	(1,522,605)

Balance – March 31, 2021	—	$—	6,250,000	$625	$—	$(26,839,501)	$(26,838,876)

Net Income	—	—	—	—	—	7,926,147	7,926,147
Balance – June 30, 2021	—	$—	$6,250,000	$625	$—	$(18,913,354)	$(18,912,729)

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

At the closing of the Initial Public Offering on March 16, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables.

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Balance Sheet as of June 30, 2021
Class A Common Stock Subject to Possible Redemption	$226,087,267	$23,912,733	$250,000,000
Class A Common Stock	239	(239)	—
Retained Earnings (Accumulated Deficit)	4,999,140	(23,912,494)	(18,913,354)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(23,912,733)	$(18,912,729)

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	21,816,112	3,183,888	25,000,000
Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.25	$0.25
Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock	9,433,888	(3,183,888)	6,250,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.84	$(0.59)	$0.25

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	21,821,577	(7,180,693)	14,640,884
Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.32	$0.32
Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock	8,111,397	(1,861,397)	6,250,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.81	$(0.49)	$0.32

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$218,547,300	$31,452,700	$250,00,000
Change in value of Class A common stock subject to possible redemption	7,539,967	(7,539,967)	—

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Liquidity

As of June 30, 2021, the Company had $1,075,204 in its operating bank account, and working capital of $718,451. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 6) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 6). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity. Accordingly, as of June 30, 2021, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$6,340,918	$1,585,229	$4,631,233	$1,977,012
Denominator:
Basic and diluted weighted average stock outstanding	25,000,000	6,250,000	14,640,884	6,250,000
Basic and diluted net income (loss) per common stock	$0.25	$0.25	$0.32	$0.32

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

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, the Company now presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

As of June 30, 2021, the Company had $1,075,204 in its operating bank account, and working capital of $718,451. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 6) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 6). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity. Accordingly, as of June 30, 2021, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented. .

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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