Form 10-Q/A
period 2021-03-31
Stratim Cloud Acquisition Corp.
filed 2022-03-22
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of March 18, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Stratim Cloud Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Quarterly Report”) as well as the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2021 (the “Amended Quarterly Report”).

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

As a result, the Company’s management, together with the Audit Committee, determined on January 25, 2022, that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be restated in this Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Additionally, the Company’s management notes that the Amendment No. 1 to the March 31, 2021 Quarterly Report filed on December 30, 2021 did not have written consent from the Company’s Independent Registered Public Accounting Firm, Marcum LLP (“Marcum”) to be filed with the SEC. This Amendment No. 2 contains updates to the financial statements as well as the notes to the financial statements and is being issued as part of the procedures required to obtain the written consent from the Company’s Independent Registered Public Accounting Firm.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On January 26, 2022, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Additionally, the Company has concluded that financial reporting controls over corporate governance related to the amended quarterly filings for the period ended March 31, 2021 were ineffective and that a material weakness exists as of March 31, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. Management is also designing and implementing additional corporate governance controls to mitigate issues related to financial reporting. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited and Restated)
ASSETS
Current assets
Cash	$1,447,661	$25,000
Prepaid expenses	382,180	—
Total Current Assets	1,829,841	25,000

Deferred offering costs	—	221,866
Cash held in Trust Account	250,000,000	—
TOTAL ASSETS	$251,829,841	$246,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$22,430	$1,000
Accrued offering costs	402,954	173,241
Promissory note – related party	—	48,625
Total Current Liabilities	425,384	222,866

Warrant liabilities	19,493,333	—
Deferred underwriting fee payable	8,750,000	—
Total Liabilities	28,668,717	222,866

Commitments
Class A common stock subject to possible redemption 25,000,000 at redemption value at March 31, 2021	250,000,000	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (1)	625	719
Additional paid-in capital	—	24,281
Accumulated deficit	(26,839,501)	(1,000)
Total Stockholders’ Equity (Deficit)	(26,838,876)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$251,829,841	$246,866

(1)	At December 31, 2020, included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED AND RESTATED)

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

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED AND RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000

Measurement Adjustment to shares subject to redemption	—	—	—	—	(24,375)	(25,520.599)	(25,544,974)

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Net loss	—	—	—	—	—	(1,317,902)	(1,317,902)

Balance – March 31, 2021	—	$—	6,250,000	$625	$—	$(26,839,501)	$(26,838,876)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED AND RESTATED)

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

(Unaudited and Restated)

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
(Unaudited and Restated)

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
(Unaudited and Restated)

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

STRATIM CLOUD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited and Restated)

NOTE 2a. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

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

NOTE 2b. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize a measurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

STRATIM CLOUD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited and Restated)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables.

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Balance Sheet as of March 31, 2021
Class A Common Stock Subject to Possible Redemption	$218,161,120	$31,838,880	$250,000,000
Class A Common Stock	318	(318)	—
Additional Paid-in Capital	6,317,963	(6,317,963)	—
Accumulated Deficit	(1,318,902)	(25,520,599)	(26,839,501)
Total stockholders’ equity (deficit)	$5,000,004	$(31,838,880)	$(26,838,876)

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock	21,854,730	(17,688,063)	4,166,667
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding, Class B common stock	6,774,212	(524,212)	6,250,000
Basic and diluted net loss per share, Class B common stock	$(0.19)	$0.06	$(0.13)

	As
	Previously		As
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months	Reported	Adjustments	Restated
Ended March 31, 2021
Sale of 25,000,000 Units, net of underwriting discounts, offering costs and warrant liability	$224,445,026	$(224,445,026)	$—
Common stock subject to possible redemption	(218,161,120)	218,161,120	—
Measurement Adjustment to shares subject to redemption	—	(25,544,974)	(25,544,974)
Total stockholders’ equity (deficit)	$5,000,004	$(31,838,880)	$(26,838,876)

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$218,547,300	$31,452,700	$250,00,000
Change in value of Class A common stock subject to possible redemption	(386,180)	386,180	—

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
(Unaudited and Restated)

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
(Unaudited and Restated)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are recorded against additional paid in capital and accumulated deficit.

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

STRATIM CLOUD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited and Restated)

Net Loss per Common Share

The Company has two classes of shares, Class A common stock and Class B common stock. Net income (loss) per common share is computed by dividing net loss, on a pro rata basis, by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(527,161)	$(790,741)
Denominator:
Basic and diluted weighted average stock outstanding	4,166,667	6,250,000
Basic and diluted net loss per common stock	$(0.13)	$(0.13)

STRATIM CLOUD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited and Restated)

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
(Unaudited and Restated)

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
(Unaudited and Restated)

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
(Unaudited and Restated)

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
(Unaudited and Restated)

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
(Unaudited and Restated)

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
(Unaudited and Restated)

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, the Company now presents all redeemable Class A common stock as temporary equity and recognizes a measurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and corporate governance controls in relation to review and approval of financial statements incorporated in SEC filings. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The Company’s management has implemented an additional control surrounding corporate governance to prevent any future issues surrounding financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have identified material weaknesses in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2b—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. In addition, as described elsewhere in this Quarterly Report on Form 10-Q/A, the Company has concluded that financial reporting controls over corporate governance related to the amended quarterly filings for the period ended March 31, 2021 were ineffective and that a material weakness exists as of March 31, 2021. See Part I, Item 4 Controls and Procedures included in this Quarterly Report on Form 10-Q/A.  We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting or corporate governance could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

STRATIM CLOUD ACQUISITION CORP.

Date: March 21, 2022	By:	/s/ Sreekanth Ravi
	Name:	Sreekanth Ravi
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2022	By:	/s/ Zachary Abrams
	Name:	Zachary Abrams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)