Form 10-Q/A
period 2021-06-30
Stratim Cloud Acquisition Corp.
filed 2022-03-22
CIK 1821812

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

EXPLANATORY NOTE

Stratim Cloud Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Original Quarterly Report”) as well as the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2021 (the “Amended Quarterly Report”).

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

As a result, the Company’s management, together with the Audit Committee, determined on January 25, 2022, that the Company’s financial statements and other financial data as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2021 should be restated in this Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Additionally, the Company’s management notes that the Amendment No. 1 to the June 30, 2021 Quarterly Report filed on December 30, 2021 did not have written consent from the Company’s registered accounting firm to publicly file. This Amendment No. 2 contains updates to the financial statements as well as the notes to the financial statements and is being issued as part of the procedures required to obtain the written consent from the Company’s Independent Registered Public Accounting Firm.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Amendment No. 1 Quarterly Report should no longer be relied upon. On January 26, 2022, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Additionally, the Company has concluded that financial reporting controls over corporate governance related to the amended quarterly filings for the period June 30, 2021 were ineffective and that a material weakness exists as of June 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. Management is also designing and implementing additional corporate governance controls to mitigate issues related to financial reporting. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited and Restated)
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

(UNAUDITED AND RESTATED)

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

(UNAUDITED AND RESTATED)

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

(Unaudited and Restated)

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

(Unaudited and Restated)

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

(Unaudited and Restated)

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

(Unaudited and Restated)

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited and Restated)

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

Net income per Common Share

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$6,340,918	$1,585,229	$4,631,233	$1,977,012
Denominator:
Basic and diluted weighted average stock outstanding	25,000,000	6,250,000	14,640,884	6,250,000
Basic and diluted net income per common stock	$0.25	$0.25	$0.32	$0.32

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

(Unaudited and Restated)

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

(Unaudited and Restated)

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

(Unaudited and Restated)

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

(Unaudited and Restated)

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