Form 10-Q/A
period 2021-09-30
Stratim Cloud Acquisition Corp.
filed 2022-03-22
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Stratim Cloud Acquisition Corp. (the “Company,” “Stratim Cloud,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q/A”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on September 9, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated articles of incorporation, memorandum, and articles of association (the “Articles”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On January 25, 2022, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended September 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s notes to the financial statements for the affected period in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 9, 2021 should no longer be relied upon. On January 26, 2022, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Additionally, the Company has concluded that financial reporting controls over corporate governance related to the amended quarterly filing for the period ended September 30, 2021 was ineffective and that a material weakness exists as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. Management is also designing and implementing additional corporate governance controls to mitigate issues related to financial reporting. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the company has historically classified a portion of Class A unit shares in permanent equity to satisfy the $5,000,000 net tangible asset requirement.

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

As of the date of the previously filed quarterly report for period ended September 30, 2021 management considered such changes not material and treated them as revisions for all periods included in the report without restating previously filed periods. Subsequently the Company re-evaluated these changes in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and determined that such changes are material and that the previously issued unaudited financial statements for the period ended September 30, 2021, filed on November 9, 2021, should be restated and refiled.

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

Liquidity

As of September 30, 2021, the Company had $1,021,767 in its operating bank account, and working capital of $806,631. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 4) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 6). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6).

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$1,912,730	$478,183	$6,622,377	$2,376,781
Denominator:
Basic and diluted weighted average stock outstanding	25,000,000	6,250,000	18,131,868	6,507,555
Basic and diluted net income per common stock	$0.08	$0.08	$0.37	$0.37

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