Form 10-K
period 2021-12-31
Stratim Cloud Acquisition Corp.
filed 2022-04-01
CIK 1821812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
To
Commission File No. 001-40191

Stratim Cloud Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2547650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Liberty Street, Suite 100 Reno, NV	89501
(Address of Principal Executive Offices)	(Zip Code)

(775) 318-3629

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	SCAQU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	SCAQ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SCAQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☒  No  ☐

The aggregate market value of the Registrant’s Shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $242,000,000.

As of March 31, 2022, there were 25,000,000 units of the Registrant’s Shares of Class A common stock and 6,250,000 of the Registrant’s Shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Stratim Cloud Acquisition Corp.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Initial Business Combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination (as defined below);

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;

●	our potential ability to obtain additional financing to complete our Initial Business Combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	our ability to consummate an Initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Part I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Stratim Cloud Acquisition Corp., a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Stratim Cloud Acquisition, LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and each of our independent directors.

Item 1. Business.

Overview

We are a blank check company incorporated on July 29, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses ( referred to herein as “Business Combination” or “Initial Business Combination”). We are not limited to a particular industry or geographic region for purposes of consummating a Business Combination. While efforts to identify a target business may span many industries, our focus will be predominantly within the technology industry and specifically on: (i) cloud infrastructure software; (ii) software as a service (SaaS) consumer and enterprise applications; and (iii) security software. Our Sponsor is Stratim Cloud Acquisition, LLC, a Delaware limited liability company.

Our registration statement for our initial public offering was declared effective on March 11, 2021 (“Initial Public Offering”). On March 16, 2021, we consummated our Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per unit, generating gross proceeds of $250,000,000 and incurring offering costs of approximately $14,326,696, inclusive of approximately $8,750,000 in deferred underwriting fees. We granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement (“Private Placement”) to our Sponsor, generating gross proceeds of $7,000,000.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. We must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an Initial Business Combination. We will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. As of December 31, 2021, we had not commenced any operations. All activity through December 31, 2021 relates to our formation, the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide our holders of our outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

We will have until March 16, 2023 to consummate a Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Effecting a Business Combination

Strategy and Competitive Strengths

The combined capabilities of Sreekanth Ravi, our Chairman and Chief Executive Officer, and Zachary Abrams, our Chief Strategy Officer and Chief Financial Officer, as well as a member of our board of directors, in addition to our private equity, venture capital, and entrepreneur network, will allow us to effectively source, analyze, and execute a high-quality Initial Business Combination with a leading high growth company at attractive terms. While we may pursue an Initial Business Combination target in any industry or geographic location, we intend to focus our search on software companies in the United States.

We plan to look for a leading cloud infrastructure, SaaS, or security software company valued between $800 million and $2 billion. By employing our management team’s industry skills, experience, and extensive personal network, we can add substantial value to an acquired company which will enable us to be the preferred M&A partner. Our competitive strengths include:

1.	Proven experience identifying and capitalizing on major tech trends

Through decades of experience across multiple technology sectors, our team has unique insight into several important trends and has demonstrated a track record of enhancing value based on those insights. Sreekanth Ravi was a pioneer in identifying the need for network & data security solutions with SonicWALL and Code Green Networks, for cloud-based video solutions with Tely and, more recently, for AI enabled workforce analytics tools with RSquared AI. Each of these companies were at the forefront of business segments that grew to become billion-dollar-plus markets. Furthermore, Zachary Abrams started a Retail 3.0 fund in 2011 to highlight companies focused on enabling technologies in the e-commerce segment. The firm’s Cloud fund was launched in late 2016, identifying the migration of enterprises from on-premise applications to cloud infrastructure. One of their earliest investments identified the hybrid cloud opportunity, which has now become the standard among the largest enterprises.

2.	Deep experience operating, managing & growing technology companies

Our management team has demonstrated the ability to operate and efficiently grow leading technology companies. This includes evaluating senior management, business strategies, and measurement systems to ensure technology human capital investments are allocated to maximize long-term shareholder value and ample capital is available to achieve market leadership. We are also capable of recruiting top talent and utilizing our proprietary network to be a competitive advantage for our combination target. We believe this expertise and strong industry reputation position us to be an attractive partner to venture capital and private equity portfolio companies.

3.	Robust network enables strong sourcing capabilities

Our extensive network of contacts will provide us with access to significant deal flow, including private equity and venture capital sponsors, executives and board members of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders, lawyers, accountants, and other financial intermediaries. Our collective experience and track record will give us a competitive advantage in achieving a successful Business Combination.

4.	Significant track record executing M&A transactions

Collectively, members of our board of directors have participated in over 25 M&A transactions, focused in cloud infrastructure, SaaS, or security software companies. Our team is uniquely qualified to identify leaders within high growth market sectors, to make a compelling partnership case to executive management, to conduct the proper level of due diligence, and to execute the transaction with minimal risk and attractive terms for its investors.

Investment Criteria

The maturity and judgment of our management team and advisors will guide our acquisition process. When evaluating candidate companies, we expect to use the following non-exclusive criteria for determining opportunities:

1.	Software focused

Our team has an accomplished track record and deep understanding of the software industry. Our management team and advisors’ multifaceted expertise in assessing a target’s technology and company potential will be an advantage in this industry.

2.	Recurring Revenue Model

We intend to target companies that have a model based on recurring revenues from large and medium enterprise customers and which have demonstrated net retention rates comparable to the industry leaders. In this way, we believe our investors will benefit from future growth in company value as well as improved profitability over time.

3.	Established Market Acceptance

We are targeting software companies with enterprise values between $800 million and $2 billion. We believe these companies have proven technologies and market acceptance while also having substantial growth ahead of them.

4.	Strong Management Team that can Benefit from Our Expertise

We will select companies with strong leadership that has implemented a strategy to access a multi-billion dollar market opportunity and welcomes our skills in improving operations and identifying strategic technology acquisitions. In addition, we will seek companies that have financial and compliance professionals with the established financial controls and reporting processes in place necessary to be successful as a public company. Further, we intend to select companies that obtained their first investment at least five years ago, as they will tend to have investors seeing creative liquidity solutions.

5.	Demonstrated Growth

We will look to invest in companies that have already demonstrated profitable growth and have a large market opportunity enabling strong growth over the subsequent five years driven by a sustainable competitive advantage.

6.	Ability to Couple Organic Growth with Growth through Acquisitions

While we are targeting companies with large markets that can grow substantially through organic means, we will prioritize those targets that have platform opportunities to expand their addressable markets. By targeting strategic product, customer segment and technology acquisitions, our target combination can use its public currency and cash position to generate accretive transactions and benefit our combined shareholders.

7.	Attractive Terms

We intend to focus on a combination that gives our investors access to market-leading technologies, exceptional management and a large market opportunity at an attractive price. We believe the unique flexibility of a special purpose acquisition company offers attractive terms for private companies to access the public markets and get needed liquidity for their investors and shareholders. By focusing on a partnership that achieves strong returns for all parties, we can be a preferred partner for the market’s best software companies.

These criteria are important but not exhaustive. The merits of any particular Initial Business Combination will be based on these general guidelines as well as other considerations, factors, and criteria that our management team may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that in our stockholder communications related to our Initial Business Combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us.

We are not prohibited from pursuing an Initial Business Combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that our Initial Business Combination is fair to our Company from a financial point of view.

Members of our management team may directly or indirectly own shares of our common stock and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination. Our officers and directors are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination.

Each of our officers and directors presently has, and any of them in the future may further have, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our Initial Business Combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plans to waive the fiduciary duties of our officers and directors post-Business Combination.

Our Sponsor, officers and directors (excluding independent directors) have agreed, pursuant to a letter agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months after the closing of the Initial Public Offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).

Initial Business Combination

Nasdaq listing rules require that our Initial Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test. If our Initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.

Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor or any of its affiliates may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an Initial Business Combination.

Human Capital

We currently have two officers and do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any such person will devote in any time period to our Company will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the Business Combination process.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Stockholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the outstanding shares of our common stock do not approve of the Business Combination we consummate.

If we seek stockholder approval of our initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our Public Stockholders vote.

Our Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 9,375,001, or 37.5% (assuming all outstanding shares are voted), or 1,562,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them, if any. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholders approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such Business Combination.

Since our board of directors may complete a Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our initial Business Combination.

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we will only redeem our Public Shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial Business Combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial Business Combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its Sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the coronavirus (“COVID-19”) pandemic continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial Business Combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants, and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern (such as terrorist attacks, natural disasters, global hostilities or significant outbreaks of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally the COVID-19 pandemic or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek stockholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from Public Stockholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase Public Shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination.

Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such Public Stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling Public Stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. The price per share paid in any such transaction may be different than the amount per share a Public Stockholder would receive if it elected to redeem its shares in connection with our initial Business Combination. The purpose of any such transaction could be to (1) vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met, or (3) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such transaction may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial Business Combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by Public Stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per Public Share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per Public Share; or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our Public Stockholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within 24 months of the closing of the Initial Public Offering or during any Extension Period, our Public Stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $10,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will Public Stockholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the closing of the Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination. Our Public Stockholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

At or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants owned by our Sponsor or its permitted transferees or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries outside of the technology industry (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying Business Combination candidates in the technology industry, we will consider a Business Combination outside of the technology industry (which industries may be outside our management’s area of expertise) if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company or we are unable to identify a suitable candidate in the technology industry. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our securities may ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate.

In the event we elect to pursue an acquisition outside of the technology industry, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, the Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may engage one or more of our underwriters from our Initial Public Offering or any of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of our underwriters or any of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 50,000,000 and 4,750,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, here were no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of the Initial Public Offering or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Founder Shares;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on stockholders.

We may effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination within the required time, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Company and our Public Stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they may acquire), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial Business Combination.

Our initial shareholders hold 6,250,000 Founder Shares as of the date of this Annual Report, including 4,902,000 held by our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, each exercisable for one share of our Class A common stock, for a purchase price of $7,000,000 in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

The Founder Shares are identical to the shares of common stock included in the Units, except that: (1) the Founder Shares are subject to certain transfer restrictions; (2) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (b) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not consummate our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the Founder Shares will automatically convert into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the Founder Shares are entitled to registration rights. In addition, our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline to complete our initial Business Combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination and affiliates of Stratim Capital LLC could potentially provide such financing. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our Public Shares so long as, after payment of the deferred underwriting commissions and after such redemptions, will be at least $5,000,001 (a) in the case of our initial Business Combination, either prior to or upon consummation of such initial Business Combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not consummated our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our stockholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial Business Combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our Public Stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our Founder Shares, that our Public Stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders or any of their respective affiliates, including Stratim Capital LLC, is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our outstanding common stock. As a result of their substantial ownership in our Company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions.

If our initial stockholders purchase any additional shares of Class A common stock in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike most blank check companies, if

●	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and
●	the volume weighted average trading price of our shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 8,333,333 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 4,666,667 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Our initial stockholders currently hold 6,250,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate our initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights. The Private Placement Warrants will not vote on any amendments to the warrant agreement.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022 Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial Business Combination.

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

In searching for targets for our initial Business Combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data, including certain health information protected under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other laws. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

Because we intend to seek a Business Combination with a target business in the technology industry, we expect our future operations to be subject to risks associated with this industry.

Business Combinations with businesses in the technology industry entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, certain risks, including:

●	if we do not develop successful new products or improve existing ones, our business will suffer;
●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;
●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;
●	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;
●	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;
●	malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;
●	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;
●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;
●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;
●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior; and
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the technology industry. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Stockholders own shares will own or acquire less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of completing our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.

Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, we believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of certain of our directors’ and officers’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.” Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and our Chairman is engaged in other business endeavors for which he may be entitled to substantial compensation or other economic benefit and our officers and our Chairman are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and officers and directors are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Moreover entities in which our officers and directors are affiliated with may enter into agreements or other arrangements with businesses, which agreements or arrangements may limit or restrict our ability to enter into a Business Combination with such business.

Each of our officers and directors presently has, and any of them in the future may further have, additional, fiduciary, contractual or other interests, obligations or duties to one or more entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including Stratim Capital, LLC and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. If any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has then-current fiduciary, contractual or other interests, obligations, or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions — Support Services Agreement.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders, or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

In addition, our officers or directors may be investors, or have other direct or indirect interests, in a business with which we may enter into a Business Combination agreement and/or in certain funds or other persons that may purchase shares of our Class A common stock.

Our Sponsor, officers, directors and any of their respective affiliates may sponsor or form, or, in the case of individuals, serve as a director or officer of, other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Past performance by any member or members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, including Stratim Capital, LLC, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates, including Stratim Capital, LLC, is not a guarantee either: (1) that we will be able to successfully identify and execute a transaction with a suitable candidate for our initial Business Combination; or (2) success with respect to any initial Business Combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance, including that of Stratim Capital, LLC, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Stratim Capital, LLC or any of its funds.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise.

Any litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of our Public Shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In addition, if we are unable to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond 24 months from the closing of the Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a Public Stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying shares of Class A common stock or certain exemptions are available.

Pursuant to terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Because each Unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant or a greater fraction of one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to Units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if among other things, the last reported sale price of shares of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and may result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial Business Combination only holders of our shares of Class B common stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our Founder Shares and alignment shares will have the right to appoint directors prior to our initial Business Combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Only holders of our Founder Shares and alignment shares will have the right to appoint directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Initial Shareholders have invested in us an aggregate of $7,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $7,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 6,250,000 Founder Shares would have an aggregate implied value of $62,500,000. Even if the trading price of our ordinary shares were as low as $1.13 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

General Risk Factors

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our Company or our Company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our Company to our Company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our Company or any director or officer of our Company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our Company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) for which the Court of Chancery and the U.S. federal district court for the District of Delaware does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulation thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation, however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (’SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,333,333 Public Warrants and 4,666,667 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and corporate governance as described herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of these material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness described herein, certain restatements of our prior financials, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 100 West Liberty Street, Suite 100, Reno, Nevada 89501, and our telephone number is (775) 318-3629. The cost for this space is included in the $10,000 per month, for up to 24 months, fee that we will pay an affiliate of our Sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on March 12, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On April 30, 2021, we announced that holders of the Units may elect to separately trade the Shares of Class A common stock and redeemable warrants included in the Units commencing on May 3, 2021. Any Units not separated continue to trade on Nasdaq under the symbol “SCAQU”. Any underlying Shares of Class A common stock and redeemable warrants that were separated trade on the NYSE under the symbols “SCAQ” and “SCAQW”, respectively.

(b)	Holders

As of March 31, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary share, and approximately two holders of record of our redeemable warrants.

(c)	Dividends

We have not paid any cash dividends on our Shares of Class A common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of December 31, 2021.

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000.

This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On March 16, 2021, we consummated our Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000. BofA Securities and Cowen acted a joint book-running managers. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253174). The SEC declared the registration statements effective on March 12, 2021.

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000.

In connection with the Initial Public Offering, we incurred offering costs of approximately $14,326,696 (including deferred underwriting commissions of approximately $8,750,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $250,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Stratim Cloud Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $9,636,139, which consists of change in fair value of warrant liability of $11,246,666, interest earned on marketable securities held in Trust Account of $14,433, offset by transaction costs related to warrants of $688,515, and operating costs of $936,445.

For the period from July 29, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which consisted of operating and formation costs.

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

For the year ended December 31, 2021, cash used in operating activities was $628,059. Net income of $9,636,139 was affected by a change in fair value of warrant liabilities of $11,246,666, transaction costs incurred in connection with warrant liabilities of $688,515, and interest earned on marketable securities held in Trust Account of $14,433. Changes in operating assets and liabilities used $308,386 of cash for operating activities.

For the period from July 29, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,000 was affected by changes in operating assets and liabilities used $1,000 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $250,014,433. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, the Company had $952,749 in its operating bank account, and working capital of $657,796. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 4) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of December 31, 2021, offering costs in the aggregate of $14,326,696 have been charged to shareholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income Per Common Share

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as financial reporting controls over corporate governance. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. Management has also incorporated more stringent controls over the approval of financial reporting process to mitigate risks related to corporate governance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Directors and Executive Officers

Name	Age	Title
Sreekanth Ravi	55	Chairman and Chief Executive Officer
Zachary Abrams	55	Chief Financial Officer, Chief Strategy Officer, Secretary and Director
Laurence Katz	52	Director
Kabir Misra	52	Director
Doug Bergeron	61	Director

Sreekanth Ravi has been Chairman of our board of directors and our Chief Executive Officer since August 2020. From 2002 until present, Mr. Ravi has been investing in technology companies, as well as in public and private companies in other sectors. Mr. Ravi is currently the Executive Chairman of RSquared AI, an artificial intelligence enabled workforce analytics software company, which he founded in 2018. From 2010 to 2015, Mr. Ravi was the Co-Founder, Chairman and Chief Executive Officer of Tely, a developer of video conferencing equipment for the consumer and business market, which later filed for an assignment for the benefit of creditors in 2016. From 2004 to 2009, Mr. Ravi was a Co-Founder and Chief Executive Officer of Code Green Networks, a maker of data-loss prevention and content security solutions for enterprises. Prior to that, for over 10 years Mr. Ravi was the Co-Founder, Chairman, and Chief Executive Officer of SonicWALL, a firewall company which Mr. Ravi and other investors ultimately took public in 1999. Mr. Ravi earned a B.S. in Electrical Engineering from the University of Illinois in Urbana-Champaign. Mr. Ravi is well qualified to serve as the Chairman of our board of directors because of his experience serving on the boards of directors of public and private companies in the technology sector.

Zachary Abrams has been our Chief Strategy Officer and Chief Financial Officer, as well as a member of our board of directors, since August 2020. Mr. Abrams has been the managing partner of Stratim Capital, a late stage venture firm focused on acquiring concentrated positions in technology companies via the secondary market, since he founded the firm in 2006. During this period, he was also the Chief Financial Officer at Rio SEO, a local content management SaaS software provider and a Stratim Capital portfolio company, from October 2014 to July 2018. From June 2006 to December 2008, Mr. Abrams was the Chief Operating Officer and Chief Financial Officer of Applied Financial Technology, a SaaS provider of mortgage analytics solutions, where he managed the Company’s financial and administrative operations and led an M&A process leading to it being acquired by Fidelity National Information Services. Prior to founding Stratim Capital, Mr. Abrams was one of two founding partners of Lake Street Capital, a private equity firm focused on acquiring direct equity interests in the secondary market from 2003 to 2006. From 2000 to 2002, Mr. Abrams was Vice President of Corporate and Business Development at SonicWALL, Inc., where he served on the Operating Committee and led the company’s OEM and licensing division while managing the business development and M&A efforts. Mr. Abrams previously worked at Bear, Stearns & Co., a leading full service investment bank, where he was a Vice President of Investment Banking focused on clients in the technology industry from 1997 to 2000. He also served as a professional in the Technology Investment Banking Group at Merrill Lynch. Mr. Abrams started his career in the Financial Management Program at GE, then served on the Corporate Audit Staff at GE Capital where he focused on financial audits and M&A due diligence. Mr. Abrams has a Bachelors of Economics from Colby College and an MBA from the Wharton School at the University of Pennsylvania. Mr. Abrams is well qualified to serve on our board because of his knowledge and experience in the technology sector and his experience leading the finance function at several companies.

Kabir Misra has served on our board of directors since June 2021. Since October 2018, Mr. Misra has served as managing partner at RPS Ventures, a venture capital firm in Palo Alto, California. Mr. Misra has been a director of Alibaba Group Holdings Limited since September 2020. Prior to October 2018, Mr. Misra was a managing partner at SoftBank Investment Advisors (which manages the SoftBank Vision Fund) and SoftBank Capital. He has worked with SoftBank since 2006 and continues to be an advisor to SoftBank. He has represented SoftBank at various points on the boards of its investee companies, including Alibaba, FlipKart, PayTM, Tokopedia, Coupang, BigCommerce and PayActiv. Prior to joining SoftBank, Mr. Misra worked as an investment banker in the United States and Hong Kong. Mr. Misra has a Bachelor of Arts degree in Economics from Harvard University and an MBA degree from the Stanford Graduate School of Business. Mr. Misra is well qualified to serve on our board due to his investment and governance experience.

Laurence Katz has served on our board of directors since March 2021. Mr. Katz has more than 25 years of financial and operating experience in the enterprise software, financial services and entertainment industries. Mr. Katz is currently an independent consultant to technology companies. Mr. Katz served as Executive Vice President and Chief Financial Officer of Genesys, a global enterprise software company, from 2017 to 2019. During his tenure, Genesys evolved from its founding as an on-premise software company into a leading global provider of customer experience software-as-a -service. Prior to Genesys, Mr. Katz spent over 15 years as a Managing Director at JPMorgan Chase and its predecessor companies (2001-2016). During his years at JPMorgan Chase, he held a diverse range of senior operating and financial management roles, including Chief Administrative Officer for the Chase Merchant Services division, Chief Financial Officer for the JP Morgan Treasury Services division, and co-head of Corporate Financial Planning and Analysis. Earlier in his career, Mr. Katz served in the strategic planning group at The Walt Disney Company (1991-1994) and as a strategy consultant at Bain and Company (1990). Mr. Katz has a B.A. in Political Science from Yale University and an M.B.A. from Harvard Business School. Mr. Katz’s financial management expertise and his extensive management experience make him well qualified to serve as a member of our board of directors.

Doug Bergeron has served on our board of directors since March 2021. Mr. Bergeron is the current Chief Executive Officer of the Hudson Executive Investment Corp., a SPAC affiliated with Hudson Executive Capital (“HEC”), a hedge fund focused on improving value and performance in small and mid-cap public and private companies, and is the Co-Managing Partner of HEC. Prior to joining HEC, Mr. Bergeron founded DGB Investments, a diversified holding company of technology investments, in 2013. Mr. Bergeron’s experience in technology spans over 35 years, including 12 years as the Chief Executive Officer of Verifone Systems, Inc., or Verifone, a provider of technology for electronic payment transactions and value-added services at the point-of-sale. In 2001, Mr. Bergeron led the acquisition of Verifone, in partnership with the private equity firm The Gores Group, and was named Verifone’s Chief Executive Officer. The following year, Mr. Bergeron partnered with GTCR, another private equity firm, to acquire Verifone from The Gores Group, and continued to lead the company. Over this time, Verifone went from sales of under $300 million in 2002 to over $2 billion in 2013 and enterprise value grew to exceed $5 billion. Mr. Bergeron grew Verifone organically as well as through accretive, value-enhancing acquisitions and strategic partnerships. Prior to leading Verifone, Mr. Bergeron held many senior roles at SunGard Data Systems and rose to become Chief Executive Officer of SunGard Brokerage Systems Group and President of SunGard Futures Systems, which provided software and services to a variety of trading institutions, banks, futures brokerages, derivatives exchanges and clearing and settlement services providers. Mr. Bergeron has a Master of Science from University of Southern California, and a Bachelor of Arts in Computer Science from York University. Mr. Bergeron is well qualified to serve on our board because of his knowledge and experience in the technology sector, as well as his experience serving as a board member of a special purpose acquisition company.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board has determined that each of Laurence Katz, Kabir Misra and Doug Bergeron is an independent director under applicable SEC and Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of our initial directors will expire at our first annual meeting of stockholders.

Prior to consummation of our Initial Business Combination, holders of our Class B common stock will have the right to elect all of our directors and remove members of our board of directors for any reason. Holders of our Public Shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. Approval of our Initial Business Combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our Initial Business Combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our Sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Secretary and such other officers (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee, each of which is composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Laurence Katz, Kabir Misra and Doug Bergeron. Laurence Katz serves as chairman of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Laurence Katz qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and responsibilities of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate its continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Laurence Katz, Kabir Misra and Doug Bergeron. Kabir Misra serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement (if applicable); and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(2) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our Initial Business Combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees (our “Code of Ethics”). We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee and compensation committee on our website https://www.stratimcloud.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC web site at www.sec.gov. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may further have, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our Initial Business Combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plans to waive the fiduciary duties of our officers and directors post-business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a business similar to ours, although our Sponsor and officers and directors (excluding independent directors) have agreed not to participate in the formation of, or become an officer or director of, any special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months after the Initial Public Offering. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see information below.

●	Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the consummation of our Initial Business Combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (A) one year after the completion of our Initial Business Combination and (B) subsequent to our Initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our Public Stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock shares and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that, prior to the consummation of our Initial Business Combination, the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Sreekanth Ravi	RSquared AI	Software Company	Executive Chairman
Zachary Abrams	Stratim Capital	Venture Capital Firm	Managing Partner
Kabir Misra	RPS Ventures Alibaba Group Holdings Limited	Venture Capital Firm Internet Commerce	Managing Partner Director
Doug Bergeron	Hudson Executive Capital	Company Hedge Fund	Co-Managing Partner
	USA Technologies Inc.	Electronic Payment Solutions	Chairman
	United Language Group	Language Service Provider	Chairman
	Pipeworks Studios	Video Game Developer	Board Member
	Jupiter Pro Parts	Auto Parts Provider	Board Member
	Renters Warehouse	Rentals Online Exchange	Board Member

Accordingly, if any of the above officers or directors become aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that our Initial Business Combination is fair to our Company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the Company in connection with the Initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an Initial Business Combination.

In the event that we submit our Initial Business Combination to our Public Stockholders for a vote, our initial stockholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares (and their permitted transferees will agree) and any Public Shares held by them in favor of our Initial Business Combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we pay an affiliate of our Sponsor a total of $10,000 per month, for up to 24 months for office space, utilities, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 31, 2022 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 31, 2022.

	Shares of Class A common stock		Shares of Class B common stock(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock
Name and Address of Beneficial Owner (2)
Stratim Cloud Acquisition, LLC (our Sponsor) (3)	--	--	4,902,000	15.7%
Sreekanth Ravi(4)	--	--	4,902,000	15.7%
Zachary Abrams (5)	--	--	6,152,000	19.7%
Laurence Katz	--	--	25,000	*%
Doug Bergeron	--	--	25,000	*%
Kabir Misra	--	--	25,000	*%
All directors, officers and director nominees as a group (5 individuals)	--	--	6,227,000	19.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 100 West Liberty Street, Suite 100, Reno, NV 89501.

(2)	Interests shown consist solely of Founder Shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253174).

(3)	Each of our officers and directors is, directly or indirectly, a member of Stratim Cloud Acquisition, LLC, our Sponsor.

(4)	Stratim Cloud Acquisition, LLC is managed by a board, which consists of Mr. Ravi and Mr. Abrams. As such, Mr. Ravi may be deemed to have beneficial ownership of the common stock held directly by our Sponsor.

(5)	Stratim Cloud Acquisition, LLC is managed by a board, which consists of Mr. Ravi and Mr. Abrams. As such, Mr. Abrams may be deemed to have beneficial ownership of the common stock held directly by our Sponsor. A trust in which Mr. Abrams is a beneficiary subscribed for 1,437,500 Founder Shares in August 2020, 187,500 of which were forfeited. As such, Mr. Abrams may be deemed to have beneficial ownership of the common stock held directly by the trust.

Our initial stockholders beneficially own approximately 20.0% of the issued and outstanding shares of common stock and have the right to elect all of our directors prior to our Initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our Initial Business Combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of December 31, 2021.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. If we do not complete a Business Combination within 24 months from the closing of our Initial Public Offering or during any Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Registration Rights

Pursuant to a registration rights agreement entered into on March 11, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there are no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement whereby, commencing on March 11, 2021, we agreed to pay our Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021, we incurred $95,000 in fees for these services, of which no amounts are included in accrued expenses in the accompanying balance sheets.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to our independent registered public accounting firm, Marcum LLP, or Marcum, for services rendered for the last two fiscal years.

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
Audit Fees(1)	$96,995	$—
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$96,995	$—

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020 totaled $96,995 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

(2)	Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020.

(3)	Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020.

(4)	All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Stratim Cloud Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratim Cloud Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2022

Financial Statements

STRATIM CLOUD ACQUISITION CORP.

Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$952,749	$25,000
Prepaid expenses	218,492	—
Total Current Assets	1,171,241	25,000

Deferred offering costs	—	221,866
Marketable Securities held in Trust Account	250,014,433	—
TOTAL ASSETS	$251,185,674	$246,866

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$527,878	$1,000
Accrued offering costs	—	173,241
Promissory note – related party	—	48,625
Total Current Liabilities	527,878	222,866

Warrant liabilities	7,670,000	—
Deferred underwriting fee payable	8,750,000	—
Total Liabilities	16,947,878	222,866

Commitments (See Note 6)

Class A common stock subject to possible redemption 25,000,000 and no shares at redemption value of $10.00 and $0.00 at December 31, 2021 and 2020, respectively	250,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 and 7,187,500 shares issued and outstanding at December 31, 2021 and 2020, respectively (1)	625	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,762,829)	(1,000)
Total Stockholders’ (Deficit) Equity	(15,762,204)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$251,185,674	$246,866

(1)	At December 31, 2020, included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

STRATIM CLOUD ACQUISITION CORP.

Statements of Operations

	Year Ended December 31,	For the Period from July 29, 2020 (Inception) Through December 31,
	2021	2020
Operating and formation costs	$936,445	$1,000
Loss from operations	(936,445)	(1,000)

Other income (expenses):
Change in fair value of warrant liability	11,246,666	—
Transaction costs associated with Initial Public Offering	(688,515)
Interest earned on marketable securities held in Trust Account	14,433	—
Total other income (expenses), net	10,572,584	—

Net income (loss)	$9,636,139	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	19,863,014	—
Basic and diluted net income (loss) per share, Class A common stock	$0.37	$—

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.37	$(0.0)

The accompanying notes are an integral part of the financial statements.

STRATIM CLOUD ACQUISITION CORP.

Statements of Changes in Stockholders’ Equity (Deficit)

	Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – July 29, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – December 31, 2020	7,187,500	$719	$24,281	$(1,000)	$24,000

Accretion to shares subject to redemption	—	—	(24,375)	(25,397,968)	(25,422,343)

Forfeiture of Founder Shares	$(937,500)	$(94)	$94	$—	$—

Net income	—	—	—	9,636,139	9,636,139

Balance – December 31, 2021	$6,250,000	$625	$—	$(15,762,829)	$(15,762,204)

The accompanying notes are an integral part of the financial statements.

STRATIM CLOUD ACQUISITION CORP.

Statements of Cash Flows

	Year Ended December 31,	For the Period from July 29, 2020 (Inception) Through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$9,636,139	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,433)	—
Change in fair value of warrant liabilities	(11,246,666)	—
Transaction costs allocable to warrant liabilities	688,515	—
Changes in operating assets and liabilities:
Prepaid expenses	(218,492)	—
Accrued expenses	526,878	1,000
Net cash used in operating activities	(628,059)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	245,000,000	25,000
Proceeds from sale of Units, net of underwriting discounts paid
Proceeds from sale of Private Placement Warrants	7,000,000	—
Advances from related party	292,312	—
Repayment of advances from related party	(292,312)	—
Proceeds from promissory note – related party	251,375	48,625
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(395,567)	(48,625)
Net cash provided by financing activities	251,555,808	25,000

Net Change in Cash	927,749	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$952,749	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$173,241
Accretion to shares subject to redemption	$25,544,974	$—
Forfeiture of founder shares	$(94)	$—
Deferred underwriting fee payable	$8,750,000	$—

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $14,194,192, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $444,192 of other offering costs.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and other holders of the Company’s shares of Class B common stock prior to the closing of the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Liquidity

As of December 31, 2021, the Company had $952,749 in its operating bank account, and working capital of $657,796. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 4) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. One of the significant estimates used in the preparation of these financial statements is the valuation of the Public and Private Placement Warrants.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in Money Market Funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(11,916,666)
Class A common stock issuance costs	$(13,505,677)
Plus:
Remeasurement of carrying value to redemption value	$25,422,343
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of December 31, 2021, offering costs in the aggregate of $14,326,696 have been charged to shareholders’ equity and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Company has recorded compensation expense of $233,334 related to warrant liabilities, which represents the difference between the fair value and purchase price of the Private Placement Warrants, and aggregated the effects alongside the change in fair value of warrant liabilities within the Company’s Statement of Operations for the period ended December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended December 31,		For the Period from July 29, 2020 (Inception) Through December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$7,329,784	$22,306,355	$—	$(1,000)
Denominator:
Basic and diluted weighted average stock outstanding	19,863,014	6,250,000	—	6,250,000
Basic and diluted net income (loss) per common stock	$0.37	$0.37	$—	$(0.0)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 10).

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 11, 2021, the Company will pay the Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $95,000 in fees for these services. No amounts remain outstanding under the agreement as of December 31, 2021. For the period from July 29, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,250,000 and 7,187,500 shares of common stock issued and outstanding, respectively, of which an aggregate of up to 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets (liability)
Net operating loss carryforward	$31,104	$—
Startup/Organization Expenses	162,729	—
Total deferred tax assets (liability)	193,833	—
Change in valuation allowance	(193,833)	—
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020 consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(193,833)	—

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	193,833	—

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $148,111 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $193,833. For the period from July 29, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	—%
State taxes, net of federal tax benefit	0.0%	—%
Change in fair value of warrant liability	(25.0)%	—%
Transaction costs – warrants	2.0%	—%
True-ups	0.0%	—%
Meals and entertainment	0.0%	—%
Change in valuation allowance	2.0%	—%
Income tax provision	0.0%	—%

The Company files income tax returns in the U.S. federal. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable Securities held in Trust Account	1	$250,014,433

Liabilities:
Warrant Liability – Public Warrants	1	$4,916,666
Warrant Liability – Private Placement Warrants	3	$2,753,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

Initial and Subsequent Measurement

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and December 31, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements at December 31, 2021:

	December 31, 2021	March 16, 2021 (Initial Measurement)
Exercise price	$11.50	$11.50
Stock Price	$9.77	$9.46
Risk-free interest rate	1.36%	1.32%
Expected term (in years)	5.0	5.0
Expected volatility	11.03%	31.20%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 16, 2021	7,233,334	11,916,666	19,150,000
Change in fair value	(4,480,000)	250,000	(4,230,000)
Transfers out of level 3 into level 1	—	(12,166,666)	(12,166,666)
Fair value as of December 31, 2021	$2,753,334	—	$2,753,334

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the second quarter of 2021, there were transfers out of Level 3 into Level 1 of $12,166,666 in the fair value hierarchy for the year ended December 31, 2021 for the Public Warrants.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement, dated March 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.02*	Description of Company’s Securities.
10.1(1)	Letter Agreement, dated March 11, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated March 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated March 11, 2021, among the Company, the Sponsor and certain other security holders party thereto.
10.4(1)	Administrative Services Agreement, dated March 11, 2021, between the Company and Stratim Capital LLC.
10.5(1)	Private Placement Warrants Purchase Agreement, dated March 11, 2021, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated March 11, 2021, between the Company and Sreekanth Ravi.
10.7(1)	Indemnity Agreement, dated March 11, 2021, between the Company and Zachary Abrams.
10.8(1)	Indemnity Agreement, dated March 11, 2021, between the Company and Doug Bergeron.
10.10(1)	Indemnity Agreement, dated March 11, 2021, between the Company and Laurence Katz.
10.11*	Indemnity Agreement, dated March 11, 2021, between the Company and Kabir Misra.
14.01**	Code of Ethics and Business Conduct of Stratim Cloud Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATIM CLOUD ACQUISITION CORP.

Date: March 31, 2022	By:	/s/ Sreekanth Ravi
Sreekanth Ravi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Zachary Abrams
Zachary Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Sreekanth Ravi
Name:	Sreekanth Ravi
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)
Date:	March 31, 2022

/s/ Zachary Abrams
Name:	Zachary Abrams
Title:	Chief Financial Officer, Chief Strategy Officer,
Secretary and Director (Principal Financial
and Accounting Officer)
Date:	March 31, 2022

/s/ Laurence Katz
Name:	Laurence Katz
Title:	Director
Date:	March 31, 2022

/s/ Doug Bergeron
Name:	Doug Bergeron
Title:	Director
Date:	March 31, 2022

/s/ Kabir Misra
Name:	Kabir Misra
Title:	Director
Date:	March 31, 2022