Form 10-Q
period 2022-03-31
Stratim Cloud Acquisition Corp.
filed 2022-05-16
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Reno, Nevada 89501

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

As of May 13, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$851,388	$952,749
Prepaid expenses	214,988	218,492
Total Current Assets	1,066,376	1,171,241

Marketable Securities held in Trust Account	249,950,505	250,014,433
TOTAL ASSETS	$251,016,881	$251,185,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$758,738	$527,878
Total Current Liabilities	758,738	527,878

Warrant liabilities	2,600,000	7,670,000
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	12,108,738	16,947,878

Commitments (See Note 6)

Class A common stock subject to possible redemption 25,000,000 shares at redemption value of $10.00 at March 31, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(11,092,482)	(15,762,829)
Total Stockholders’ Deficit	(11,091,857)	(15,762,204)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$251,016,881	$251,185,674

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$335,725	$42,847
Loss from operations	(335,725)	(42,847)

Other income (expense):
Change in fair value of warrant liabilities	5,070,000	(576,667)
Transaction costs associated with Initial Public Offering	—	(698,388)
Interest earned on marketable securities held in Trust Account	5,412	—
Unrealized loss on marketable securities held in Trust Account	(69,340)	—
Total other income (expense), net	5,006,072	(1,275,055)

Net income (loss)	$4,670,347	$(1,317,902)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	4,166,667
Basic and diluted net income (loss) per share, Class A common stock	$0.15	$(0.13)
Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.15	$(0.13)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,250,000	$625	$ —`	$(15,762,829)	$(15,762,204)

Net income	—	—	—	—	—	4,670,347	4,670,347

Balance – March 31, 2022	—	$—	6,250,000	$625	$—	$(11,092,482)	$(11,091,857)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000

Accretion to shares subject to redemption	—	—	—	—	(24,375)	(25,520,599)	(25,544,974)

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Net loss	—	—	—	—	—	(1,317,902)	(1,317,902)

Balance – March 31, 2021	—	$—	6,250,000	$625	$—	$(26,839,501)	$(26,838,876)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$4,670,347	$(1,317,902)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,412)	—
Unrealized loss on marketable securities held in Trust Account	69,340	—
Change in fair value of warrant liabilities	(5,070,000)	576,667
Transaction costs allocable to warrant liabilities	—	698,388
Changes in operating assets and liabilities:
Prepaid expenses	3,504	(382,180)
Accrued expenses	230,860	21,430
Net cash used in operating activities	(101,361)	(403,597)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Advances from related party	—	292,312
Repayment of advances from related party	—	(292,312)
Proceeds from promissory note – related party	—	251,375
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(125,117)
Net cash provided by financing activities	—	251,826,258

Net Change in Cash	(101,361)	1,422,661
Cash – Beginning of period	952,749	25,000

Cash – End of period	$851,388	$1,447,661

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$257,162
Initial classification of Class A common stock subject to possible redemption	$—	$250,000,000
Forfeiture of founder shares	$—	$(94)
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to their Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of March 31, 2022, the Company had $851,388 in its operating bank accounts, $249,950,505 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $307,638.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until March 16, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Liquidity

At March 31, 2022, the Company had $851,388 in its operating bank account, and working capital of $307,638. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 3) for the founder shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

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

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities held in the Trust Account

At March 31, 2022, the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(11,916,666)
Class A common stock issuance costs	$(13,505,677)
Plus:
Remeasurement of carrying value to redemption value	$25,422,343
Class A common stock subject to possible redemption, March 31, 2022 and December 31, 2021	$250,000,000

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as of March 31, 2022, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Company has recorded compensation expense of $233,334 related to warrant liabilities, which represents the difference between the fair value and purchase price of the Private Placement Warrants, and aggregated the effects alongside the change in fair value of warrant liabilities within the Company’s Statements of Operations for the three months ended March 31, 2022 and March 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. At March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $277,760 and $193,833, which had a full valuation allowance recorded against it, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and March 31, 2021, respectively, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference arising from the income recorded due to the change in fair value of the Company’s warrant liability.

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and March 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts): The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,736,278	$934,069	$(527,161)	$(790,741)
Denominator:
Basic and diluted weighted average stock outstanding	25,000,000	6,250,000	4,166,667	6,250,000
Basic and diluted net income (loss) per common stock	$0.15	$0.15	$(0.13)	$(0.13)

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of March 31, 2022 and December 31, 2021.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 11, 2021, the Company agreed to pay the Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $30,000 and $5,000 in fees for these services, respectively, of which $30,000 of such amount is included in accrued expenses in the accompanying March 31, 2022 balance sheet.

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

MARCH 31, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 6,250,000 shares of common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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

MARCH 31, 2022

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

MARCH 31, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable Securities held in Trust Account	1	249,950,505	250,014,433

Liabilities:
Warrant liabilities- Public Warrants	1	1,666,667	4,916,666
Warrant liabilities- Private Placement Warrants	3	933,333	2,753,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

Initial and Subsequent Measurement

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and March 31, 2022 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements at March 31, 2022:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.92	$9.77
Risk-free interest rate	2.59%	1.36%
Expected term (in years)	5.0	5.0
Expected volatility	3.21%	11.03%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 16, 2021	7,233,334	11,916,666	19,150,000
Change in fair value	(4,480,000)	250,000	(4,230,000)
Transfers out of level 3 into level 1	—	(12,166,666)	(12,166,666)
Fair value as of December 31, 2021	$2,753,334	—	$2,753,334
Change in fair value	(1,820,001)	—	(1,820,001)
Fair value as of March 31, 2022	$933,333	—	$933,333

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022[,and as otherwise provided for in Item 1A herein] and as otherwise described in our other SEC filings filed or to be filed. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net income of $4,670,347, which consists of a change in fair value of warrant liabilities of $5,070,000 and interest earned on marketable securities held in Trust Account of $5,412, offset by operating and formation costs of $335,725 and unrealized loss on marketable securities held in the Trust Account of $69,340.

For the three months ended March 31, 2021, we had a net loss of $1,317,902, which consists of operating and formation costs of $42,847, transaction costs associated with Initial Public Offering of $698,388, and a change in fair value of warrant liabilities of $576,667.

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

For the three months ended March 31, 2022, cash used in operating activities was $101,361. Net income of $4,670,347 was affected by a change in fair value of warrant liabilities of $5,070,000, interest earned on marketable securities held in Trust Account of $5,412 and unrealized loss on marketable securities held in Trust Account of $69,340. Changes in operating assets and liabilities provided $234,364 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $403,597. Net loss of $1,317,902 was affected by a change in fair value of warrant liabilities of $576,667 and transaction costs allocable to warrant liabilities of $698,388. Changes in operating assets and liabilities used $360,750 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $249,950,505. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, the Company had $851,388 in its operating bank account, and working capital of $307,638. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the Founder Shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until March 16, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as of March 31, 2022, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Common Share

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as financial reporting controls over corporate governance. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. Management has also incorporated more stringent controls over the approval of financial reporting process to mitigate risks related to corporate governance.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2022[, except as disclosed below]. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional  disclosure requirements in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to Business Combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed Business Combination transactions; increase the potential liability of certain participants in proposed Business Combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 30, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.12*	Indemnity Agreement, dated May 1, 2022, between the Company and John Wagner.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATIM CLOUD ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Sreekanth Ravi
	Name:	Sreekanth Ravi
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Zachary Abrams
	Name:	Zachary Abrams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)