Form 10-Q
period 2022-06-30
Stratim Cloud Acquisition Corp.
filed 2022-08-15
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$590,569	$952,749
Prepaid expenses	160,317	218,492
Total Current Assets	750,886	1,171,241

Marketable Securities held in Trust Account	250,332,239	250,014,433
TOTAL ASSETS	$251,083,125	$251,185,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$662,848	$527,878
Total Current Liabilities	662,848	527,878

Warrant liabilities	1,170,000	7,670,000
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	10,582,848	16,947,878

Commitments and Contingencies (See Note 6)

Class A common stock subject to possible redemption 25,000,000 shares at redemption value of $10.00 at June 30, 2022 and December 31, 2021	250,069,695	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(9,570,043)	(15,762,829)
Total Stockholders’ Deficit	(9,569,418)	(15,762,204)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$251,083,125	$251,185,674

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$219,600	$686,936	$555,325	$729,783
Loss from operations	(219,600)	(686,936)	(555,325)	(729,783)

Other income (expense):
Change in fair value of warrant liability	1,430,000	8,610,000	6,500,000	8,033,333
Transaction costs associated with Initial Public Offering	—	—	—	(698,388)
Interest earned on marketable securities held in Trust Account	312,394	3,083	317,806	3,083
Unrealized gain on marketable securities held in Trust Account	69,340	—	—	—
Total other income (expense), net	1,811,734	8,613,083	6,817,806	7,338,028

Income before provision for income taxes	1,592,134	7,926,147	6,262,481	6,608,245
Net income	$1,592,134	$7,926,147	$6,262,481	$6,608,245

Weighted average shares outstanding, Class A common stock	25,000,000	25,000,000	25,000,000	14,640,884

Basic and diluted net income per share, Class A common stock	$0.05	$0.25	$0.20	$0.32

Weighted average shares outstanding, Class B common stock	$6,250,000	$6,250,000	$6,250,000	$6,250,000

Basic and diluted net income per share, Class B common stock	$0.05	$0.25	$0.20	$0.32

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,250,000	$625	$—	$(15,762,829)	$(15,762,204)

Net income	—	—	—	—	—	4,670,347	4,670,347

Balance – March 31, 2022	—	$—	6,250,000	$625	$—	$(11,092,482)	$(11,091,857)

Accretion to shares subject to redemption	—	—	—	—	—	(69,695)	(69,695)

Net income	—	—	—	—	—	1,592,134	1,592,134

Balance – June 30, 2022	—	$—	6,250,000	$625	$—	$(9,570,043)	$(9,569,418)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000

Accretion to shares subject to redemption	—	—	—	—	(24,375)	(25,520,599)	(25,544,974)

Forfeiture of Founder Shares	—	—	(937,500)	(94)	94	—	—

Net loss	—	—	—	—	—	(1,317,902)	(1,317,902)

Balance – March 31, 2021	—	$—	6,250,000	$625	$—	$(26,839,501)	$(26,838,876)

Net income	—	—	—	—	—	7,926,147	7,926,147

Balance – June 30, 2021	—	$—	6,250,000	$625	$—	$(18,913,354)	$(18,912,729)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$6,262,481	$6,608,245
Adjustments to reconcile income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(317,806)	(3,083)
Unrealized loss on marketable securities held in Trust Account	—	—
Change in fair value of warrant liabilities	(6,500,000)	(8,033,333)
Transaction costs allocable to warrant liabilities	—	698,388
Changes in operating assets and liabilities:
Prepaid expenses	58,175	(326,121)
Accrued expenses	134,970	279,850
Net cash used in operating activities	(362,180)	(776,054)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Advances from related party	—	292,312
Repayment of advances from related party	—	(292,312)
Proceeds from promissory note – related party	—	251,375
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(125,117)
Net cash provided by financing activities	—	251,826,258

Net Change in Cash	(362,180)	1,050,204
Cash – Beginning of period	952,749	25,000

Cash – End of period	$590,569	$1,075,204

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$257,162
Initial classification of Class A common stock subject to possible redemption	$—	$250,000,000
Accretion to shares subject to redemption	$69,695	$—
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Going Concern

As of June 30, 2022, the Company had $590,569 in its operating bank accounts, $250,332,239 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $350,582.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until March 16, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may also need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities held in the Trust Account

At June 30, 2022, the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(11,916,666)
Class A common stock issuance costs	(13,505,677)
Plus:
Remeasurement of carrying value to redemption value	25,422,343
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000
Plus:
Remeasurement of carrying value to redemption value	69,695
Class A common stock subject to possible redemption, June 30, 2022	$250,069,695

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as of June 30, 2022, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Company has recorded compensation expense of $233,334 for the six months ended June 30, 2021 related to warrant liabilities, which represents the difference between the fair value and purchase price of the Private Placement Warrants. Additionally, the Company has recorded changes in the fair value of warrant liabilities within the Company’s Statements of Operations for the three and six months ended June 30, 2022 and 2021. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Income per Common Stock

The Company has two classes of shares, Class A common stock and Class B common stock. Net income per common stock is computed by dividing net income, on a pro rata basis, by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per common stock as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts): The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$1,273,707	$318,427	$6,340,918	$1,585,229	$5,009,985	$1,252,496	$4,631,233	$1,977,012
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000	14,640,884	6,250,000
Basic and diluted net income per common stock	$0.05	$0.05	$0.25	$0.25	$0.20	$0.20	$0.32	$0.32

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of June 30, 2022 and December 31, 2021.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 11, 2021, the Company agreed to pay the Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $30,000 of such amount is included in accrued expenses in the accompanying June 30, 2022 balance sheet. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $35,000 in fees for these services, respectively, of which $16,371 of such amount is included in prepaid expenses in the accompanying June 30, 2021 balance sheet.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. No amounts of the Working Capital Loans have been drawn or are outstanding as of June 30, 2022 or December 31, 2021.

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

JUNE 30, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,250,000 shares of common stock issued and outstanding.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable Securities held in Trust Account	1	250,332,239	250,014,433

Liabilities:
Warrant liabilities- Public Warrants	1	750,000	4,916,666
Warrant liabilities- Private Placement Warrants	2	420,000	—
Warrant liabilities- Private Placement Warrants	3	—	2,753,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

Initial and Subsequent Measurement

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and June 30, 2022 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurements at June 30, 2022:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.43	$9.77
Risk-free interest rate	2.22%	1.36%
Expected term (in years)	5.0	5.0
Expected volatility	31.20%	11.03%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 16, 2021	7,233,334	11,916,666	19,150,000
Change in fair value	(4,480,000)	250,000	(4,230,000)
Transfers out of level 3 into level 1	—	(12,166,666)	(12,166,666)
Fair value as of December 31, 2021	$2,753,334	$—	$2,753,334
Change in fair value	(1,820,001)	—	(1,820,001)
Fair value as of March 31, 2022	$933,333	$—	$933,333
Change in fair value	(513,333)	—	(513,333)
Transfers out of level 3 into level 2	(420,000)	—	(420,000)
Fair value as of June 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the second quarter of 2021, there were transfers out of Level 3 into Level 1 of $12,166,666 in the fair value hierarchy for the year ended December 31, 2021 for the Public Warrants. For the three and six months ended June 30, 2022, the Private Placement Warrants were valued using the Public Warrant Price, and as such, transferred from Level 3 to Level 2.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022, and as otherwise provided for in Item 1A herein] and as otherwise described in our other SEC filings filed or to be filed. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net income of $1,592,134, which consists of a change in fair value of warrant liabilities of $1,430,000, interest earned on marketable securities held in Trust Account of $312,394 and unrealized gain on marketable securities held in the Trust Account of $69,340, offset by operating and formation costs of $219,600.

For the six months ended June 30, 2022, we had a net income of $6,262,481, which consists of a change in fair value of warrant liabilities of $6,500,000 and interest earned on marketable securities held in Trust Account of $317,806, offset by operating and formation costs of $555,325.

For the three months ended June 30, 2021, we had a net income of $7,926,147, which consists of change in fair value of warrant liability of $8,610,000 and interest earned on marketable securities held in Trust Account of $3,083, offset by operating and formation costs of $686,936.

For the six months ended June 30, 2021, we had a net income of $6,608,245, which consists of change in fair value of warrant liability of $8,033,333, interest earned on marketable securities held in Trust Account of $3,083, offset by operating and formation costs of $729,783 and transaction costs related to initial public offering of 698,388.

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

For the six months ended June 30, 2022, cash used in operating activities was $362,180. Net income of $6,262,481 was affected by a change in fair value of warrant liabilities of $6,500,000 and interest earned on marketable securities held in Trust Account of $317,806. Changes in operating assets and liabilities provided $193,145 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $776,054. Net income of $6,608,245 was affected by a change in fair value of warrant liabilities of $8,033,333, interest earned on marketable securities held in Trust Account of $3,083 and transaction costs allocable to warrant liabilities of $698,388. Changes in operating assets and liabilities used $46,271 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $250,332,239. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, the Company had $590,569 in its operating bank account, and working capital of $350,582. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the Founder Shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until March 16, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through March 16, 2023 or through twelve months from the issuance of this report. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as June 30, 2022, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

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

Net Income Per Common Stock

Net income per common stock, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of common stock of non-redeemable common stock outstanding for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as financial reporting controls over corporate governance. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2022, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

STRATIM CLOUD ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Sreekanth Ravi
	Name:	Sreekanth Ravi
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Zachary Abrams
	Name:	Zachary Abrams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)