Form 10-K
period 2022-12-31
Stratim Cloud Acquisition Corp.
filed 2023-03-30
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the Registrant’s Shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $244,000,000.

As of March 30, 2023, there were 6,255,019 shares of the Registrant’s Class A common stock, par value $0.0001 per share, and 6,250,000 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

Stratim Cloud Acquisition Corp.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

Part I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Stratim Cloud Acquisition Corp., a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Stratim Cloud Acquisition, LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor, each of our initial independent directors and their permitted transferees.

Item 1. Business.

Overview

We are a blank check company incorporated on July 29, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses (the “Business Combination”). We are not limited to a particular industry or geographic region for purposes of consummating a Business Combination. Our Sponsor is Stratim Cloud Acquisition, LLC, a Delaware limited liability company.

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

At the closing of the Initial Public Offering on March 16, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (the “Trust Account”) which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on March 7, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the SEC) until the earlier of the consummation of the Company’s initial Business Combination or the Company’s liquidation.

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

We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. As of December 31, 2022, we had not commenced any operations. All activity through December 31, 2022 relates to our formation, the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide our holders of our outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to our warrants.

We will have until September 16, 2023 to consummate a Business Combination, which date was extended from March 16, 2023, by vote of our stockholders (the “Combination Period”). If we are unable to consummate a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Letter of Intent

As previously disclosed, on February 14, 2023, we entered into a letter of intent (the “Letter of Intent”) with Force Pressure Control, LLC, a Texas limited liability company and a provider of surface pressure control solutions in the oilfield services market (the “Target”) and each of the individuals listed on the signature page of the Letter of Intent, pursuant to which we will acquire 100% of the outstanding equity interests of the Target (the “Transaction”). Consummation of this Transaction shall be subject to the execution of a mutually satisfactory definitive agreement by the Company and the Target. Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the Company’s acquisition of the Target wherein, among other things, the Company agreed not to solicit, negotiate, conduct or commit to conduct any Competing Transaction (as defined in the Letter of Intent). Completion of the Transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the Transaction, satisfaction of the conditions negotiated therein and approval of the Transaction by our stockholders. There can be no assurance that a definitive agreement will be entered into or that the proposed Transaction will be consummated. In the event that we enter into a definitive agreement for an initial business combination, we will issue a press release and file a Current Report on Form 8-K with the SEC announcing the proposed Business Combination.

Human Capital

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period to our Company will vary based on the current stage of the Business Combination process.

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

Risks Relating to Our Consummation of or Inability to Consummate a Business Combination

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

Our Sponsor, officers and directors have agreed (and their permitted transferees have agreed and will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 2,510 additional Public Shares, or less than one percent (assuming all outstanding shares are voted), or 0 additional Public Shares (assuming only the minimum number of shares representing a quorum are voted), of the 6,255,019 outstanding Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them, if any. We expect that our initial stockholders and their permitted transferees will own approximately 50% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholders approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by September 16, 2023. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its Sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial Business Combination by September 16, 2023. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the coronavirus (“COVID-19”) pandemic continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial Business Combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See Item 1 A “Risk Factors – If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our ability to consummate a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our ability to consummate a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants, and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern (such as terrorist attacks, natural disasters, global hostilities or significant outbreaks of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

Our ability to consummate a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our ability to consummate a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

If we seek stockholder approval of our initial Business Combination, the Sponsor, the existing stockholders of any target company or our or their respective directors, officers, advisors or respective affiliates may, subject to compliance with applicable laws, elect to purchase shares or warrants from public shareholders, which may influence the vote on such initial Business Combination and reduce the public “float” of our securities.

Subject to applicable securities laws (including with respect to material nonpublic information), the Sponsor, the existing stockholders of any target company or our or their respective directors, officers, advisors or any of their respective affiliates may (i) purchase public shares from institutional and other investors (including those who vote, or indicate an intention to vote, against any of the proposals presented at any meeting of stockholders held to approve an initial Business Combination, or elect to redeem, or indicate an intention to redeem, public shares), (ii) enter into transactions with such investors and others to provide them with incentives to not redeem their public shares, or (iii) execute agreements to purchase such public shares from such investors or enter into non-redemption agreements in the future. In the event that the Sponsor, the existing stockholders of any target company or our or their respective directors, officers, advisors or respective affiliates purchase public shares in situations in which the tender offer rules restrictions on purchases would apply, they (a) would purchase the public shares at a price no higher than the price offered through the Company’s redemption process (i.e., approximately $10.11 per share, based on the amounts held in the Trust Account as of December 31, 2022); (b) would represent in writing that such public shares will not be voted in favor of approving such Business Combination; and (c) would waive in writing any redemption rights with respect to the public shares so purchased.

To the extent any such purchases by the Sponsor, the existing stockholders of any target company or our or their respective directors, officers, advisors or respective affiliates are made in situations in which the tender offer rules restrictions on purchases apply, the Company will disclose in a Current Report on Form 8-K prior to the meeting of stockholders held to approve an initial Business Combination the following: (i) the number of public shares purchased outside of the redemption offer, along with the purchase price(s) for such public shares; (ii) the purpose of any such purchases; (iii) the impact, if any, of the purchases on the likelihood that the Business Combination will be approved; (iv) the identities of the Company securityholders who sold to the Sponsor, the existing stockholders of any target company or our or their respective directors, officers, advisors or respective affiliates (if not purchased on the open market) or the nature of the securityholders (e.g., 5% security holders) who sold such public shares; and (v) the number of shares of common stock for which the Company has received redemption requests pursuant to its redemption offer.

The purpose of such share purchases and other transactions would be to increase the likelihood of satisfaction of any minimum cash condition or otherwise limiting the number of public shares electing to redeem. A purchase of warrants by the Sponsor, the existing stockholders of any target company or our or their respective directors, officers, advisors or respective affiliates may have the effect of increasing share ownership of such target company on a fully diluted basis.

If such transactions are effected, the consequence could be to cause an initial Business Combination to be effectuated in circumstances where such effectuation could not otherwise occur. Consistent with SEC guidance, purchases of shares by the persons described above would not be permitted to be voted for an initial Business Combination and could decrease the chances that an initial Business Combination would be approved. In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial Business Combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See Item 1 A “Risk Factors – If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Due to the number of special purpose acquisition companies, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. Recent increases in inflation in the United States and elsewhere may continue to lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination. In addition, the continuing military incursion of Russia into Ukraine could continue to adversely impact macroeconomic conditions, sustain regional instability and result in further economic sanctions from the U.S. and the international community in a manner that adversely affects us and any ability to consummate an initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate through at least September 16, 2023, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate at least until September 16, 2023, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See Item 1 A “Risk Factors – If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per Public Share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a liquidator could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the Trust Account, the per share amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

As described below, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently some uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. Although the SPAC Rule Proposals, including the proposed safe harbor rule, have not yet been adopted, and may be adopted in a revised form, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. We do not expect to complete our initial Business Combination within 24 months of the effective date of our IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. Such a claim can be made even prior to 24 months of the effective date of our IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities. In addition, we would be subject to burdensome compliance requirements for which we have not allotted funds and may hinder our ability to complete an initial Business Combination, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to. As a result, if we were deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial Business Combination and liquidate the Trust Account. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account as cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the SEC) until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account were, since our initial public offering, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the SEC) until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the SEC), combined with any permitted withdrawals of interest held in the Trust Account to pay our taxes, would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

If we are unable to complete our initial Business Combination within the required time period and are required to liquidate the Trust Account, our public stockholders may receive only approximately $10.11 per share (based on the amount in the Trust Account as of December 31, 2022), or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. If we are required to liquidate, you may lose all or part of your investment in the Company and you will not be able to realize any future appreciation in the value of your investment since an initial Business Combination would not have been consummated, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete an initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-initial Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. The SEC has adopted certain rules and may in the future adopt other rules which may have a material effect on our activities and on our ability to consummate an initial Business Combination, including the SPAC Rule Proposals described below.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other things, disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential initial Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or initial Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate an initial Business Combination with such target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate an initial Business Combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we have not completed our initial Business Combination by September 16, 2023, our Public Stockholders may be forced to wait beyond September 16, 2023 before redemption from our Trust Account.

If we have not completed our initial Business Combination by September 16, 2023, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $10,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Stockholders from the Trust Account shall be effected automatically by function of our Amended and Restated Certificate of Incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond September 16, 2023, before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our Amended and Restated Certificate of Incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will Public Stockholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our Amended and Restated Certificate of Incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following September 16, 2023, (or the end of any Extension Period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with those procedures.

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

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination. Holders of our Class A common stock will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

Pursuant to our Amended and Restated Certificate of Incorporation, prior to the closing of the initial Business Combination, the holders of our Class B common stock will have the exclusive right to elect, remove and replace any director. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year-end following our listing on Nasdaq and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants owned by our Sponsor or its permitted transferees or warrants issued in connection with working capital loans are registered for resale.

We are not limited to evaluating target businesses in a particular industry and you may be unable to ascertain the merits or risks of any particular target business’ operations.

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

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if such Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our securities may ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate.

In the event we elect to pursue an acquisition outside of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

We may engage one or more of our underwriters from our Initial Public Offering or any of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the Trust Account only on the completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

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

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 25,000,000 shares of our Class A common stock and 6,250,000 shares of our Class B common stock issued and outstanding. Additionally, as of December 31, 2022, there were 8,333,333 public warrants and 4,666,667 private placement warrants outstanding, each exercisable for one share of Class A common stock at an exercise price of $11.50. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Amended and Restated Certificate of Incorporation. However, our Amended and Restated Certificate of Incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Amended and Restated Certificate of Incorporation to (x) extend the time we have to consummate a Business Combination beyond September 16, 2023, or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

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

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

We may effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder or warrant holder in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite any agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Company and our Public Stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they may acquire), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial Business Combination.

Our initial stockholders and their permitted transferees collectively hold 6,250,000 Founder Shares as of the date of this Annual Report, including 4,889,500 held by our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, each exercisable for one share of our Class A common stock, for a purchase price of $7,000,000 in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

The Founder Shares are identical to the shares of common stock included in the Units, except that: (1) the Founder Shares are subject to certain transfer restrictions; (2) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (b) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not consummate our initial Business Combination by September 16, 2023, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by September 16, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the Founder Shares will automatically convert into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the Founder Shares are entitled to registration rights. In addition, our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them. If we submit our initial Business Combination to our Public Stockholders for a vote, our initial stockholders have agreed (and their permitted transferees have agreed and will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

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

We may choose to incur substantial debt to complete our initial Business Combination and affiliates of Stratim Capital, LLC could potentially provide such financing. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our Amended and Restated Certificate of Incorporation does not provide a specified maximum redemption threshold, though there may be a net tangible asset or cash requirement contained in any agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

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

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including the warrant agreement, or further extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our Amended and Restated Certificate of Incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. In all other instances, our Amended and Restated Certificate of Incorporation provides that it may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Unless specified in our Amended and Restated Certificate of Incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial Business Combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. Our initial stockholders and their permitted transferees, who collectively beneficially own approximately 50% of our outstanding common stock, may participate in any vote to amend our Amended and Restated Certificate of Incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Certificate of Incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our Public Stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders or any of their respective affiliates, including Stratim Capital, LLC, is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders and their permitted transferees collectively own approximately 50% of our outstanding common stock. As a result of their substantial ownership in our Company, our initial stockholders and their permitted transferees may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Certificate of Incorporation and approval of major corporate transactions. Our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial Business Combination.

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

We have issued warrants to purchase 8,333,333 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 4,666,667 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Our initial stockholders and their permitted transferees currently hold 6,250,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate our initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial Business Combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our consummation of a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and our Chairman is engaged in other business endeavors for which he may be entitled to substantial compensation or other economic benefit and our officers and our Chairman are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions – Support Services Agreement.”

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

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of our Public Shares if we have not completed our initial Business Combination by September 16, 2023, subject to applicable law. In addition, if we are unable to complete an initial Business Combination by September 16, 2023, for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond September 16, 2023, before they receive funds from our Trust Account. In no other circumstances will a Public Stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

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

Pursuant to terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

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

Since only holders of our Founder Shares and alignment shares will have the right to appoint directors prior to our initial Business Combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

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

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our initial stockholders have invested in us an aggregate of $7,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $7,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 6,250,000 Founder Shares would have an aggregate implied value of $62,500,000. Even if the trading price of our ordinary shares were as low as $1.13 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Stockholders paid for their Public Shares.

General Risk Factors

We have no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,333,333 public warrants and 4,666,667 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2022 are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We previously identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have previously identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and corporate governance as described herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As a result of the previously disclosed material weakness, certain restatements of our prior financials, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $402,000 cash in hand, and negative working capital of approximately $49,503 (not taking into account tax obligations of approximately $659,000 that may be paid using investment income earned in Trust Account). Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The deadline for us to complete our initial Business Combination is September 16, 2023 (which was extended from March 16, 2023 by vote of our stockholders). These factors, among others, raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of our shares in connection with an initial Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely (the “Notice”). Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares may subject us to the excise tax, unless one of the two exceptions above apply, including redemptions in connection with an initial Business Combination and any amendment to our Amended and Restated Certificate of Incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination.

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

We currently have cash and cash equivalents deposited in financial institutions significantly in excess of federally insured levels, including the funds in our Trust Account, which are currently being held as cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the SEC). If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000 at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our service providers, which could have an adverse effect on our business and financial condition.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 100 West Liberty Street, Suite 100, Reno, Nevada 89501, and our telephone number is (775) 318-3629. The cost for this space is included in the $10,000 per month fee that we will pay our Sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

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

Item 4. Mine Safety Disclosures.

None.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on March 12, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On April 30, 2021, we announced that holders of the Units may elect to separately trade the Shares of Class A common stock and redeemable warrants included in the Units commencing on May 3, 2021. Any Units not separated continue to trade on Nasdaq under the symbol “SCAQU”. Any underlying Shares of Class A common stock and redeemable warrants that were separated trade on the Nasdaq under the symbols “SCAQ” and “SCAQW”, respectively.

(b) Holders

As of March 30, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary share, and approximately two holders of record of our redeemable warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On August 14, 2020, the initial stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of December 31, 2022.

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

As previously disclosed, on February 17, 2023, we entered into a Convertible Promissory Note (the “Sponsor Loan”) with our Sponsor. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock of the Company that was not redeemed in connection with the stockholder vote to approve certain amendments to the Company’s certificate of incorporation at the special meeting of stockholders held on March 10, 2023, and (B) $300,000.00, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and (ii) September 16, 2023, or such earlier date as determined by the Board of Directors of the Company (the “Extended Date”). Up to $1.5 million of the loans may be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account are based on the number of public shares still outstanding following the amendments to the Company’s certificate of incorporation. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment. The warrants that may be issued pursuant to the Sponsor Loan will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. Each warrant will entitle the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments. The warrants shall be identical to the warrants issued to the Sponsor pursuant to the Warrant Purchase Agreement, dated as of March 11, 2021, by and between the Company and the Sponsor, in connection with the Company’s initial public offering that was consummated on March 16, 2021. Such warrants are exercisable on the later of (i) 30 days after the completion of the Company’s initial Business Combination and (ii) 12 months from the closing of the Company’s initial public offering, subject to certain conditions and exceptions. Such warrants are identical to the warrants included in the units sold in the Company’s initial public offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company, subject to certain exceptions; (2) they (including the Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A common stock issuable upon exercise of such warrants) are entitled to registration rights. Such warrants expire at 5:00 p.m., New York City time, five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

Membership Interests Purchase Agreement

On March 21, 2023, the Company entered into the Purchase Agreement. Immediately prior to the Closing, Force will effectuate the Recapitalization, pursuant to which, among other things, all outstanding membership interests of Force will be converted or exchanged into Common Units. Immediately prior to the Closing: (i) Force will adopt the A&R LLC Agreement to, among other things, (a) permit the issuance and ownership of the post-Recapitalization equity of Force as contemplated by the Purchase Agreement and (b) to admit the Company as the sole managing member of Force; and (ii) the Company will file with the Secretary of State of Delaware the A&R Charter to, among other things, approve the issuance of shares of Company Class C Common Stock, which will, among other matters, carry such non-economic and voting rights as set forth in the A&R Charter. Pursuant to the Purchase Agreement, the Company will purchase an aggregate of up to 12,000,000 Common Units from Force Members for $120,000,000 prior to any Net Working Capital Adjustment (as defined in the Purchase Agreement) and the Force Members will retain at least 50% of the total Common Units issued and outstanding immediately after the Recapitalization. Pursuant to the Purchase Agreement, the Company will subscribe for a number of Common Units equal to the total shares of Class B Common Stock of the Company issued and outstanding immediately prior to the Transaction, in exchange for the number of shares of Company Class C Common Stock equal to the number of Retained Units, which will be subsequently distributed to Force Members. Following the Closing, the Force Members may cause the Company to redeem their Common Units, which redemption may be effected as an exchange of Common Units for shares of Class A Common Stock of the Company on a one-for-one basis (subject to adjustment in certain cases), accompanied by the corresponding cancellation of shares of Company Class C Common Stock held by such Members. Following the Closing, and as additional consideration for the Transaction, within five (5) business days after the determination of the 2023 EBITDA (as defined in the Purchase Agreement), Force and the Company (as applicable) shall issue or cause to be issued to each Force Member the following number of Common Units and shares of Company Class C Common Stock (subject to further adjustment), if the 2023 EBITDA is greater than $60,000,000, a one-time issuance of 200,000 units and shares, as applicable, of Earnout Equity, for each $1,000,000 of EBITDA (rounded down to the nearest $1,000,000) in excess of the Minimum EBITDA Target, up to a maximum of 3,000,000 units and shares, as applicable, of Earnout Equity. Notwithstanding the foregoing, the Company shall be permitted to satisfy its obligation to deliver Earnout Equity pursuant to the Minimum EBITDA Target by: (i) delivering $12.50 cash per unit and share, as applicable, of Earnout Equity within thirty (30) calendar days of determination of the 2023 EBITDA or (ii) if the volume weighted average closing sale price of the Company Class A Common Stock for the five (5) trading days following public announcement of the 2023 EBITDA exceeds $14.00 per share, by delivering the number of shares of Company Class A Common Stock equal to (x) the aggregate number of units and shares, as applicable, of Earnout Equity multiplied by $12.50, divided by (y) the Company Trading Price, subject to the adjustment provided in the Purchase Agreement.

The shares and units to be issued in connection with the Transaction will not be registered under the Securities Act of 1933, as amended. The Company is issuing the shares and units in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company is relying on this exemption from registration based in part on representations made by the parties to the Purchase Agreement.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $14,326,696 (including deferred underwriting commissions of approximately $8,750,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $250,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. On March 10, 2023, our stockholders voted to approve an amendment to our certificate of incorporation to (i) extend the date by which we must complete an initial Business Combination and (ii) remove the limitation that we may not redeem public shares to the extent such redemption results in us having net tangible assets of less than $5,000,001. In connection therewith, stockholders elected to redeem 18,744,981 shares of Class A common stock, and approximately $190,866,926 was paid out of the Trust Account in connection therewith. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Stratim Cloud Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Charter Amendment

On March 10, 2023, we held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders were asked to approve: (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must complete an initial Business Combination from March 16, 2023, to September 16, 2023, or such earlier date as determined by the Board of Directors of the Company (such date, the “Extended Date” and such proposal, the “Extension Proposal”) and (ii) a proposal to amend the Charter to eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal” and, together with the Extension Proposal, the “Charter Amendment Proposals”).

At the Special Meeting, the Company’s stockholders approved the Charter Amendment Proposals, and the Charter amendment became effective on March 10, 2023, upon the filing thereof with the Secretary of State of the State of Delaware. The foregoing description is qualified in its entirety by reference to the Amended and Restated Certificate of Incorporation, a copy of which is attached as Exhibit 3.1 hereto and is incorporated by reference herein.

Letter of Intent

As previously disclosed, on February 14, 2023, we entered into a letter of intent (the “Letter of Intent”) with Force Pressure Control, LLC, a Texas limited liability company and a provider of surface pressure control solutions in the oilfield services market (the “Target”) and each of the individuals listed on the signature page of the Letter of Intent, pursuant to which we will acquire 100% of the outstanding equity interests of the Target (the “Transaction”). Consummation of this Transaction shall be subject to the execution of a mutually satisfactory definitive agreement by the Company and the Target. Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the Company’s acquisition of the Target wherein, among other things, the Company agreed not to solicit, negotiate, conduct or commit to conduct any Competing Transaction (as defined in the Letter of Intent). Completion of the Transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the Transaction, satisfaction of the conditions negotiated therein and approval of the Transaction by our stockholders. There can be no assurance that a definitive agreement will be entered into or that the proposed Transaction will be consummated. In the event that we enter into a definitive agreement for an initial business combination, we will issue a press release and file a Current Report on Form 8-K with the SEC announcing the proposed Business Combination.

Convertible Promissory Note

As previously disclosed, on February 17, 2023, we entered the Sponsor Loan with our Sponsor. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock of the Company that was not redeemed in connection with the stockholder vote to approve certain amendments to the Company’s certificate of incorporation at the special meeting of stockholders held on March 10, 2023, and (B) $300,000.00, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and (ii) the Extended Date. Up to $1.5 million of the loans may be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account are based on the number of public shares still outstanding following the amendments to the Company’s certificate of incorporation. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment.

Membership Interests Purchase Agreement

On March 21, 2023, the Company entered into a membership interests purchase agreement (the “Purchase Agreement”), by and among the Company, Force Pressure Control, LLC, a Texas limited liability company (“Force”) and each of the individuals listed on the signature page of the Purchase Agreement (“Force Members”). The transactions contemplated by the Purchase Agreement are referred to herein as the “Transaction.” Following the time of the closing (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) of the Transaction, the Company will change its name to “Force Pressure Control Corp.” Immediately prior to the Closing, Force will effectuate a recapitalization (the “Recapitalization”), pursuant to which, among other things, all outstanding membership interests of Force will be converted or exchanged into common units (“Common Units”). Immediately prior to the Closing: (i) Force will adopt a Second Amended and Restated LLC Agreement (the “A&R LLC Agreement”) to, among other things, (a) permit the issuance and ownership of the post-Recapitalization equity of Force as contemplated by the Purchase Agreement and (b) to admit the Company as the sole managing member of Force; and (ii) the Company will file with the Secretary of State of Delaware an amended and restated certificate of incorporation (the “A&R Charter”) to, among other things, approve the issuance of shares Class C Common Stock of the Company (“Company Class C Common Stock”), which will, among other matters, carry such non-economic and voting rights as set forth in the A&R Charter. Pursuant to the Purchase Agreement, the Company will purchase an aggregate of up to 12,000,000 Common Units from Force Members for $120,000,000 prior to any Net Working Capital Adjustment (as defined in the Purchase Agreement) and the Force Members will retain at least 50% of the total Common Units issued and outstanding immediately after the Recapitalization (the “Retained Units”). Pursuant to the Purchase Agreement, the Company will subscribe for a number of Common Units equal to the total shares of Class B Common Stock of the Company issued and outstanding immediately prior to the Transaction, in exchange for the number of shares of Company Class C Common Stock equal to the number of Retained Units, which will be subsequently distributed to Force Members. Following the Closing, the Force Members may cause the Company to redeem their Common Units, which redemption may be effected as an exchange of Common Units for shares of Class A Common Stock of the Company on a one-for-one basis (subject to adjustment in certain cases), accompanied by the corresponding cancellation of shares of Company Class C Common Stock held by such Members. Following the Closing, and as additional consideration for the Transaction, within five (5) business days after the determination of the 2023 EBITDA (as defined in the Purchase Agreement), Force and the Company (as applicable) shall issue or cause to be issued to each Force Member the following number of Common Units and shares of Company Class C Common Stock (subject to further adjustment) (the “Earnout Equity”), if the 2023 EBITDA is greater than $60,000,000 (the “Minimum EBITDA Target”), a one-time issuance of 200,000 units and shares, as applicable, of Earnout Equity, for each $1,000,000 of EBITDA (rounded down to the nearest $1,000,000) in excess of the Minimum EBITDA Target, up to a maximum of 3,000,000 units and shares, as applicable, of Earnout Equity. Notwithstanding the foregoing, the Company shall be permitted to satisfy its obligation to deliver Earnout Equity pursuant to the Minimum EBITDA Target by: (i) delivering $12.50 cash per unit and share, as applicable, of Earnout Equity within thirty (30) calendar days of determination of the 2023 EBITDA or (ii) if the volume weighted average closing sale price of the Company Class A Common Stock for the five (5) trading days following public announcement of the 2023 EBITDA (the “Company Trading Price”) exceeds $14.00 per share, by delivering the number of shares of Company Class A Common Stock equal to (x) the aggregate number of units and shares, as applicable, of Earnout Equity multiplied by $12.50, divided by (y) the Company Trading Price, subject to the adjustment provided in the Purchase Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Purchase Agreement, the Company, Force, the Sponsor and other holders of shares of Company Class B Common Stock (together with the Sponsor, the “Support Parties”), entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Support Parties agreed to, among other things, vote in favor of the Purchase Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. The Sponsor Support Agreement will terminate and be of no further force or effect upon the earliest of (i) the Expiration Time (as defined in the Sponsor Support Agreement), (ii) the liquidation of the Company and (iii) the written agreement of the Sponsor, Force Members, and Force.

Amended and Restated Registration Rights Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor, holders of shares of Company Class B Common Stock and certain Force Members will enter into an Amended and Restated Registration Rights Agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Company Common Stock and other equity securities of the Company that are held by the parties thereto from time to time.

Lock-Up Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor, holders of shares of Company Class B Common Stock and certain Force Members will enter into Lock-Up Agreements restricting the transfer of Company Common Stock, Private Placement Warrants (as defined in the Purchase Agreement), and any Common Units issued in connection with the Transaction, as applicable. The lock-up period for Company Common Stock is 180 days after the Closing, subject to early termination (i) of a liquidation, merger, stock exchange, reorganization or other similar transaction of Force after the Closing or (ii) upon the stock price of Company Common Stock reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing.

Tax Receivable Agreement

The Purchase Agreement contemplates that, at the Closing, the Company will enter into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with Force and certain Force Members (the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, the Company will be required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of Common Units for Company Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, the Company’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined therein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We have historically generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $9,217,598, which consists of a change in fair value of warrant liabilities of $7,540,000 and interest earned on marketable securities held in Trust Account of $3,577,988, offset by operating and formation costs of $1,003,279, unrealized loss on marketable securities held in the Trust Account of $277,009 and provision for income taxes of $620,102.

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

For the year ended December 31, 2022, cash used in operating activities was $891,665. Net income of $9,217,598 was affected by a change in fair value of warrant liabilities of $7,540,000, interest earned on marketable securities held in Trust Account of $3,577,988 and unrealized loss on marketable securities held in the Trust Account of $277,009. Changes in operating assets and liabilities provided $203,363 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $252,973,594. On March 10, 2023, our stockholders voted to approve an amendment to our certificate of incorporation to (i) extend the date by which we must complete an initial Business Combination and (ii) remove the limitation that we may not redeem public shares to the extent such redemption results in us having net tangible assets of less than $5,000,001. In connection therewith, stockholders elected to redeem 18,744,981 shares of Class A common stock, and approximately $190,866,926 was paid out of the Trust Account in connection therewith. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we withdrawn $341,818 of interest earned from the Trust Account to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, the Company had $402,902 in its operating bank account, and working capital deficit of $49,503. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the Founder Shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company fully repaid the promissory note to the Sponsor on January 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

As previously disclosed, on February 17, 2023, we entered the Sponsor Loan with our Sponsor. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock of the Company that was not redeemed in connection with the stockholder vote to approve certain amendments to the Company’s certificate of incorporation at the special meeting of stockholders held on March 10, 2023, and (B) $300,000.00, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and (ii) the Extended Date. Up to $1.5 million of the loans may be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account are based on the number of public shares still outstanding following the amendments to the Company’s certificate of incorporation. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until September 16, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

On February 17, 2023, the Company entered into a Convertible Promissory Note (the “Sponsor Loan”) with its sponsor, Stratim Cloud Acquisition, LLC, a Delaware limited liability company. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan the lesser of $0.04 for each share of Class A common stock that was not redeemed in connection with the stockholder vote to approve the proposals presented at the special meeting of stockholders that was held on March 10, 2023, and $300,000.00, for each month (or a pro rata portion thereof if less than a month) until the earlier of the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and the Extended Date.

Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through September 16, 2023. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities, administrative and support services. We began incurring these fees on March 11, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as December 31, 2022, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as financial reporting controls over corporate governance. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

Membership Interests Purchase Agreement

On March 21, 2023, the Company entered into the Purchase Agreement. Immediately prior to the Closing, Force will effectuate the Recapitalization, pursuant to which, among other things, all outstanding membership interests of Force will be converted or exchanged into Common Units. Immediately prior to the Closing: (i) Force will adopt the A&R LLC Agreement to, among other things, (a) permit the issuance and ownership of the post-Recapitalization equity of Force as contemplated by the Purchase Agreement and (b) to admit the Company as the sole managing member of Force; and (ii) the Company will file with the Secretary of State of Delaware the A&R Charter to, among other things, approve the issuance of shares of Company Class C Common Stock, which will, among other matters, carry such non-economic and voting rights as set forth in the A&R Charter. Pursuant to the Purchase Agreement, the Company will purchase an aggregate of up to 12,000,000 Common Units from Force Members for $120,000,000 prior to any Net Working Capital Adjustment (as defined in the Purchase Agreement) and the Force Members will retain at least 50% of the total Common Units issued and outstanding immediately after the Recapitalization. Pursuant to the Purchase Agreement, the Company will subscribe for a number of Common Units equal to the total shares of Class B Common Stock of the Company issued and outstanding immediately prior to the Transaction, in exchange for the number of shares of Company Class C Common Stock equal to the number of Retained Units, which will be subsequently distributed to Force Members. Following the Closing, the Force Members may cause the Company to redeem their Common Units, which redemption may be effected as an exchange of Common Units for shares of Class A Common Stock of the Company on a one-for-one basis (subject to adjustment in certain cases), accompanied by the corresponding cancellation of shares of Company Class C Common Stock held by such Members. Following the Closing, and as additional consideration for the Transaction, within five (5) business days after the determination of the 2023 EBITDA (as defined in the Purchase Agreement), Force and the Company (as applicable) shall issue or cause to be issued to each Force Member the following number of Common Units and shares of Company Class C Common Stock (subject to further adjustment), if the 2023 EBITDA is greater than $60,000,000, a one-time issuance of 200,000 units and shares, as applicable, of Earnout Equity, for each $1,000,000 of EBITDA (rounded down to the nearest $1,000,000) in excess of the Minimum EBITDA Target, up to a maximum of 3,000,000 units and shares, as applicable, of Earnout Equity. Notwithstanding the foregoing, the Company shall be permitted to satisfy its obligation to deliver Earnout Equity pursuant to the Minimum EBITDA Target by: (i) delivering $12.50 cash per unit and share, as applicable, of Earnout Equity within thirty (30) calendar days of determination of the 2023 EBITDA or (ii) if the volume weighted average closing sale price of the Company Class A Common Stock for the five (5) trading days following public announcement of the 2023 EBITDA exceeds $14.00 per share, by delivering the number of shares of Company Class A Common Stock equal to (x) the aggregate number of units and shares, as applicable, of Earnout Equity multiplied by $12.50, divided by (y) the Company Trading Price, subject to the adjustment provided in the Purchase Agreement.

The shares and units to be issued in connection with the Transaction will not be registered under the Securities Act of 1933, as amended. The Company is issuing the shares and units in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company is relying on this exemption from registration based in part on representations made by the parties to the Purchase Agreement.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Directors and Executive Officers

Name	Age	Title
Sreekanth Ravi	56	Chairman and Chief Executive Officer
Zachary Abrams	56	Chief Financial Officer, Chief Strategy Officer and Director
Kabir Misra	53	Director
Doug Bergeron	62	Director
John Wagner	49	Director
Wendell Brooks	58	Advisory Board Member

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

Zachary Abrams has been our Chief Strategy Officer and Chief Financial Officer, as well as a member of our board of directors, since August 2020. Mr. Abrams has been the managing partner of Stratim Capital, LLC, a late stage venture firm focused on acquiring concentrated positions in technology companies via the secondary market, since he founded the firm in 2006. During this period, he was also the Chief Financial Officer at Rio SEO, a local content management SaaS software provider and a Stratim Capital, LLC portfolio company, from October 2014 to July 2018. From June 2006 to December 2008, Mr. Abrams was the Chief Operating Officer and Chief Financial Officer of Applied Financial Technology, a SaaS provider of mortgage analytics solutions, where he managed the Company’s financial and administrative operations and led an M&A process leading to it being acquired by Fidelity National Information Services. Prior to founding Stratim Capital, LLC, Mr. Abrams was one of two founding partners of Lake Street Capital, a private equity firm focused on acquiring direct equity interests in the secondary market from 2003 to 2006. From 2000 to 2002, Mr. Abrams was Vice President of Corporate and Business Development at SonicWALL, Inc., where he served on the Operating Committee and led the company’s OEM and licensing division while managing the business development and M&A efforts. Mr. Abrams previously worked at Bear, Stearns & Co., a leading full service investment bank, where he was a Vice President of Investment Banking focused on clients in the technology industry from 1997 to 2000. He also served as a professional in the Technology Investment Banking Group at Merrill Lynch. Mr. Abrams started his career in the Financial Management Program at GE, then served on the Corporate Audit Staff at GE Capital where he focused on financial audits and M&A due diligence. Mr. Abrams has a Bachelors of Economics from Colby College and an MBA from the Wharton School at the University of Pennsylvania. Mr. Abrams is well qualified to serve on our board because of his knowledge and experience in the technology sector and his experience leading the finance function at several companies.

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

Doug Bergeron has served on our board of directors since March 2021. Mr. Bergeron is the current Chief Executive Officer of the Hudson Executive Investment Corp., a SPAC affiliated with Hudson Executive Capital (“HEC”), a hedge fund focused on improving value and performance in small and mid-cap public and private companies, and is the Co-Managing Partner of HEC. Prior to joining HEC, Mr. Bergeron founded DGB Investments, a diversified holding company of technology investments, in 2013. Mr. Bergeron also served on the board of directors of Renters Warehouse, a marketplace and property management services platform, from September 2015 until February 2023. Mr. Bergeron’s experience in technology spans over 35 years, including 12 years as the Chief Executive Officer of Verifone Systems, Inc., or Verifone, a provider of technology for electronic payment transactions and value-added services at the point-of-sale. In 2001, Mr. Bergeron led the acquisition of Verifone, in partnership with the private equity firm The Gores Group, and was named Verifone’s Chief Executive Officer. The following year, Mr. Bergeron partnered with GTCR, another private equity firm, to acquire Verifone from The Gores Group, and continued to lead the company. Over this time, Verifone went from sales of under $300 million in 2002 to over $2 billion in 2013 and enterprise value grew to exceed $5 billion. Mr. Bergeron grew Verifone organically as well as through accretive, value-enhancing acquisitions and strategic partnerships. Prior to leading Verifone, Mr. Bergeron held many senior roles at SunGard Data Systems and rose to become Chief Executive Officer of SunGard Brokerage Systems Group and President of SunGard Futures Systems, which provided software and services to a variety of trading institutions, banks, futures brokerages, derivatives exchanges and clearing and settlement services providers. Mr. Bergeron has a Master of Science from University of Southern California, and a Bachelor of Arts in Computer Science from York University. Mr. Bergeron is well qualified to serve on our board because of his knowledge and experience in the technology sector, as well as his experience serving as a board member of a special purpose acquisition company.

John Wagner has served on our board of directors since May 1, 2022. Mr. Wagner previously served on our advisory board. Mr. Wagner has served as Chief Financial Officer of EverQuote (Nasdaq: EVER), an online insurance marketplace, since 2014. Prior to EverQuote, Mr. Wagner served as Chief Financial Officer of NuoDB, a database company, from 2012 to 2014. Mr. Wagner is an experienced executive with more than two decades of operational and strategic financial leadership roles at software-as-a-service, internet and technology services companies. Mr. Wagner has extensive experience with private and public capital raising, business acquisitions, and scaling financial operations to support high growth and the transition to operating as a public company. In addition to the initial public offering of EverQuote in 2018, Mr. Wagner was instrumental in the initial public offerings of Carbonite, a cloud back up provider, in 2010 and Constant Contact, a software-as-a-service marketing solutions company, in 2007. Mr. Wagner began his career with the firm of Arthur Andersen and is a Certified Public Accountant. Mr. Wagner holds an undergraduate degree in accounting and information systems from University of Massachusetts’ Isenberg School of Management and an MBA from Boston University. Mr. Wagner’s financial management expertise and his extensive management experience make him well qualified to serve as a member of our board of directors.

Wendell Brooks has served on our advisory board since the completion of our initial public offering. Mr. Brooks was the Senior Vice President & President of Intel Capital from September 2014 through August 2020. At Intel Capital, Mr. Brooks led investments in innovative technology startups and companies worldwide. Previously, he was a Managing Director at Allen & Company from 2008 to 2014. Mr. Brooks was a Managing Director and the Head of European TMT Investment Banking at Citi from 1993 to 2008. Mr. Brooks holds a Bachelor of Science in Engineering from University of Michigan and an MBA from the University of Chicago Graduate School of Business. Mr. Brooks’ experience in the technology sector and investment experience make him well qualified to serve as a member of our advisory board.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board has determined that each of John Wagner, Kabir Misra and Doug Bergeron is an independent director under applicable SEC and Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. Our advisory board consists of one member, Mr. Brooks. The role of the advisory board is consultative in nature to support our directors and officers in operating our business, and it will not perform managerial board or committee functions. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year-end following our listing on Nasdaq. The term of office of our initial directors will expire at our first annual meeting of stockholders.

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

Audit Committee

The members of our audit committee are John Wagner, Kabir Misra and Doug Bergeron. John Wagner serves as chairman of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that John Wagner qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

The members of our compensation committee are John Wagner, Kabir Misra and Doug Bergeron. Kabir Misra serves as chairman of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are John Wagner, Kabir Misra and Doug Bergeron. John Wagner serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	assisting in identifying, recruiting, interviewing and reviewing individuals to fill positions on the board of directors, and recommending to the Board director nominees for election by the shareholders or appointment by the Board, consistent with criteria approved by the board of directors;

●	developing and recommending to the board of directors our corporate governance guidelines;

●	overseeing the annual evaluation of the board of directors and management; and

●	reviewing on a regular basis our corporate governance principles and recommending changes when necessary.

The charter also provides that the nominating and corporate governance committee has the sole authority to retain and terminate any search firm to be used to identify director candidates, and has the sole authority to approve the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that our nominating and corporate governance committee considers appropriate in the context of the needs of the Board. Prior to our initial Business Combination, the holders of Class B Common Stock shall have the exclusive right to elect, remove and replace any director.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees (our “Code of Ethics”). We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee and compensation committee on our website https://www.stratimcloud.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC website. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a business similar to ours, although our Sponsor and officers and directors (excluding independent directors) have agreed not to participate in the formation of, or become an officer or director of, any special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination by September 16, 2023. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see information below.

●	Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any Public Shares acquired by them. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination by September 16, 2023. However, if our initial stockholders or any of our officers, directors or affiliates acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our Public Stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock shares and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	As previously disclosed, on February 17, 2023, we entered the Sponsor Loan with our Sponsor. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock of the Company that was not redeemed in connection with the stockholder vote to approve certain amendments to the Company’s certificate of incorporation at the special meeting of stockholders held on March 10, 2023, and (B) $300,000.00, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and (ii) the Extended Date. Up to $1.5 million of the loans may be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account are based on the number of public shares still outstanding following the amendments to the Company’s certificate of incorporation. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Sreekanth Ravi	RSquared AI	Software Company	Executive Chairman
Zachary Abrams	Stratim Capital, LLC	Venture Capital Firm	Managing Partner
Kabir Misra	RPS Ventures	Venture Capital Firm	Managing Partner
	Alibaba Group Holdings Limited	Internet Commerce	Director
Doug Bergeron	Cantaloupe, Inc.	Electronic Payment Solutions	Chairman
	United Language Group	Language Service Provider	Chairman
	Pipeworks Studios	Video Game Developer	Board Member
	Jupiter Pro Parts	Auto Parts Provider	Board Member
	Zact Inc.	Payments and Expense Management Platform	Board Member
John Wagner	EverQuote	Online Insurance Marketplace	Chief Financial Officer
Wendell Brooks	Snowcloud Capital	Venture Capital and Private Equity Firm	Managing Partner

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

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we pay our Sponsor a total of $10,000 per month, for office space, utilities, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 30, 2023 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 30, 2023.

	Shares of Class A common stock		Shares of Class B common stock(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock
Name and Address of Beneficial Owner (2)
Stratim Cloud Acquisition, LLC (our Sponsor) (3)	--	--	4,889,500	78.23%
Sreekanth Ravi(4)	--	--	4,889,500	78.23%
Zachary Abrams (5)	--	--	6,139,500	98.23%
John Wagner	--	--	35,000	*
Doug Bergeron	--	--	25,000	*
Kabir Misra	--	--	25,000	*
Wendell Brooks	--	--	10,000	*
All directors and officers as a group (5 individuals)	--	--	6,234,500	99.75%

Five Percent Holders
Saba Capital Management, L.P. (6)	1,556,051	24.88%	--	--
Millennium Management LLC (7)	1,372,096	21.94%	--	--
Magnetar Financial LLC (8)	1,997,076	31.93%	--	--
Jane Street Group, LLC(9)	1,335,727	21.35%	--	--
Radcliffe Capital Management, L.P.(10)	351,400	5.62%	--	--

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 100 West Liberty Street, Suite 100, Reno, NV 89501.
(2)	Interests shown consist solely of Founder Shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253174).
(3)	Each of our officers and directors is, directly or indirectly, a member of Stratim Cloud Acquisition, LLC, our Sponsor.
(4)	Stratim Cloud Acquisition, LLC is managed by a board, which consists of Mr. Ravi and Mr. Abrams. As such, Mr. Ravi may be deemed to have beneficial ownership of the common stock held directly by our Sponsor.
(5)	Stratim Cloud Acquisition, LLC is managed by a board, which consists of Mr. Ravi and Mr. Abrams. As such, Mr. Abrams may be deemed to have beneficial ownership of the common stock held directly by our Sponsor. A trust in which Mr. Abrams is a beneficiary subscribed for 1,437,500 Founder Shares in August 2020, 187,500 of which were forfeited. As such, Mr. Abrams may be deemed to have beneficial ownership of the common stock held directly by the trust.

(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC share voting and dispositive power over the Class A common stock reported herein. The business address of these reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	According to a Schedule 13G/A filed with the SEC on February 1, 2023, Integrated Core Strategies (US) LLC has shared voting and dispositive power with regard to 369,344 Class A common stock, Integrated Assets, Ltd. has shared voting and dispositive power with regard to 2,752 Class A common stock, ICS Opportunities, Ltd. has shared voting and dispositive power with regard to 1,000,000 Class A common stock, Millennium International Management LP has shared voting and dispositive power with regard to 1,002,752 Class A common stock, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander have shared voting and dispositive power with regard to 1,372,096 Class A common stock,. The business address of these reporting persons is 399 Park Avenue, New York, New York 10022.
(8)	According to a Schedule 13G/A filed with the SEC on February 9, 2023, Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman share voting and dispositive power over the Class A common stock reported herein. The business address of these reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(9)	According to a Schedule 13G filed with the SEC on February 14, 2023, Jane Street Group, LLC has shared voting and dispositive power with regard to 1,335,727 Class A common stock, Jane Street Capital, LLC has shared voting and dispositive power with regard to 136,000 Class A common stock and Jane Street Global Trading, LLC has shared voting and dispositive power with regard to 1,199,727 Class A common stock. The business address of these reporting persons is 250 Vesey Street, 6th Floor, New York, NY 10281.
(10)	According to a Schedule 13G filed with the SEC on March 14, 2023, Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC have shared voting and dispositive power over the shares of Class A common stock shown here. According to such Schedule 13G, Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons, and Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The business address of these reporting persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

Our initial stockholders beneficially own approximately 50% of the issued and outstanding shares of common stock and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our Amended and Restated Certificate of Incorporation and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 14, 2020, the initial stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of December 31, 2022.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. If we do not complete a Business Combination by September 16, 2023, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Related Party Notes

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, there are no amounts outstanding under the Working Capital Loans.

Administrative Services Agreement

We entered into an agreement whereby, commencing on March 11, 2021, we agreed to pay our Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, we incurred $$120,000 in fees for these services, of which no amounts are included in accrued expenses in the accompanying balance sheets.

Convertible Promissory Note

As previously disclosed, on February 17, 2023, we entered the Sponsor Loan with our Sponsor. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock of the Company that was not redeemed in connection with the stockholder vote to approve certain amendments to the Company’s certificate of incorporation at the special meeting of stockholders held on March 10, 2023, and (B) $300,000.00, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and (ii) the Extended Date. Up to $1.5 million of the loans may be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account are based on the number of public shares still outstanding following the amendments to the Company’s certificate of incorporation. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 6 of the Sponsor Loan upon notice of such prepayment.

Sponsor Support Agreement

Concurrently with the execution of the Purchase Agreement, the Company, Force, the Sponsor and other holders of shares of Company Class B Common Stock entered into the Sponsor Support Agreement, pursuant to which the Support Parties agreed to, among other things, vote in favor of the Purchase Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. The Sponsor Support Agreement will terminate and be of no further force or effect upon the earliest of (i) the Expiration Time (as defined in the Sponsor Support Agreement), (ii) the liquidation of the Company and (iii) the written agreement of the Sponsor, Force Members, and Force.

Amended and Restated Registration Rights Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor, holders of shares of Company Class B Common Stock and certain Force Members will enter into an Amended and Restated Registration Rights Agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Company Common Stock and other equity securities of the Company that are held by the parties thereto from time to time.

Lock-Up Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor, holders of shares of Company Class B Common Stock and certain Force Members will enter into Lock-Up Agreements restricting the transfer of Company Common Stock, Private Placement Warrants (as defined in the Purchase Agreement), and any Common Units issued in connection with the Transaction, as applicable. The lock-up period for Company Common Stock is 180 days after the Closing, subject to early termination (i) of a liquidation, merger, stock exchange, reorganization or other similar transaction of Force after the Closing or (ii) upon the stock price of Company Common Stock reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $143,479 and $96,995, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

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

Part IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Stratim Cloud Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stratim Cloud Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and needs to complete a Business Combination by the close of business on September 16, 2023, otherwise the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 30, 2023

STRATIM CLOUD ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$402,902	$952,749
Prepaid expenses	64,047	218,492
Total Current Assets	466,949	1,171,241

Marketable Securities held in Trust Account	252,973,594	250,014,433
TOTAL ASSETS	$253,440,543	$251,185,674

LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$485,047	$527,878
Income taxes payable	91,749	—
Total Current Liabilities	576,796	527,878

Warrant liabilities	130,000	7,670,000
Deferred tax liability	528,353	—
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	9,985,149	16,947,878

Commitments and Contingencies (See Note 6)

Class A common stock subject to possible redemption 25,000,000 shares at redemption value of $10.09 and $10.00 at December 31, 2022 and 2021, respectively	252,314,783	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding at December 31, 2022 and 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(8,860,014)	(15,762,829)
Total Stockholders’ Deficit	(8,859,389)	(15,762,204)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$253,440,543	$251,185,674

The accompanying notes are an integral part of the financial statements.

STRATIM CLOUD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Operating and formation costs	$1,003,279	$936,445
Loss from operations	(1,003,279)	(936,445)

Other income:
Change in fair value of warrant liability	7,540,000	11,246,666
Transaction costs associated with Initial Public Offering	—	(688,515)
Interest earned on marketable securities held in Trust Account	3,577,988	14,433
Unrealized loss on marketable securities held in Trust Account	(277,009)	—
Total other income, net	10,840,979	10,572,584

Income before provision for income taxes	9,837,700	9,636,139
Provision for income taxes	(620,102)	—
Net income	$9,217,598	$9,636,139

Weighted average shares outstanding, Class A common stock	25,000,000	19,863,014

Basic and diluted net income per share, Class A common stock	$0.29	$0.37

Weighted average shares outstanding, Class B common stock	$6,250,000	$6,250,000

Basic and diluted net income per share, Class B common stock	$0.29	$0.37

The accompanying notes are an integral part of the financial statements.

STRATIM CLOUD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(1,000)	$24,000

Accretion to shares subject to redemption	—	—	—	—	(24,375)	(25,397,968)	(25,422,343)

Forfeiture of Founder Shares	—	$—	(937,500)	$(94)	$94	$—	$—

Net income	—	—	—	—	—	9,636,139	9,636,139

Balance – December 31, 2021	—	$—	6,250,000	$625	$—	$(15,762,829)	$(15,762,204)

Accretion to shares subject to redemption	—	—	—	—	—	(2,314,783)	(2,314,783)

Net income	—	—	—	—	—	9,217,598	9,217,598

Balance – December 31, 2022	—	$—	6,250,000	$625	$—	$(8,860,014)	$(8,859,389)

The accompanying notes are an integral part of the financial statements.

STRATIM CLOUD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,217,598	$9,636,139
Adjustments to reconcile income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,577,988)	(14,433)
Unrealized loss on marketable securities held in Trust Account	277,009	—
Change in fair value of warrant liabilities	(7,540,000)	(11,246,666)
Deferred tax benefit	528,353	—
Transaction costs allocable to warrant liabilities	—	688,515
Changes in operating assets and liabilities:
Prepaid expenses	154,445	(218,492)
Accrued expenses	(42,831)	526,878
Income taxes payable	91,749	—
Net cash used in operating activities	(891,665)	(628,059)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	341,818	—
Net cash provided by (used in) investing activities	341,818	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Advances from related party	—	292,312
Repayment of advances from related party	—	(292,312)
Proceeds from promissory note – related party	—	251,375
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(395,567)
Net cash provided by financing activities	—	251,555,808

Net Change in Cash	(549,847)	927,749
Cash – Beginning of period	952,749	25,000
Cash – End of period	$402,902	$952,749

Non-Cash investing and financing activities:
Accretion to shares subject to redemption	$2,314,783	$25,544,974
Forfeiture of founder shares	$—	$(94)
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the financial statements.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Stratim Cloud Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 29, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $14,326,696, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $688,515 of other offering costs.

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

The Company will have until the extended liquidation date of September 16, 2023 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Initial Stockholders have agreed to waive their liquidation rights with respect to their Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As of December 31, 2022, the Company had $402,902 in its operating bank accounts, $252,973,594 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $49,503.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until the extended liquidation date of September 16, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may also need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the extended liquidation date of September 16, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. One of the significant estimates used in the preparation of these financial statements is the valuation of the Private Placement Warrants.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

On December 31, 2022 and 2021, the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

On December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(11,916,666)
Class A common stock issuance costs	(13,505,677)
Plus:
Remeasurement of carrying value to redemption value	25,422,343
Class A common stock subject to possible redemption, December 31, 2021	250,000,000
Plus:
Remeasurement of carrying value to redemption value	2,314,783
Class A common stock subject to possible redemption, December 31, 2022	$252,314,783

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheets date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as of December 31, 2022, offering costs in the aggregate of $688,515 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Company has recorded compensation expense of $233,334 for the year ended December 31, 2021 related to warrant liabilities, which represents the difference between the fair value and purchase price of the Private Placement Warrants. Additionally, the Company has recorded changes in the fair value of warrant liabilities within the Company’s Statements of Operations for the year ended December 31, 2022 and 2021. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s effective tax rate was 6.30% and 0% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts): The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$7,374,078	$1,843,520	$7,329,784	$2,306,355
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	19,863,014	6,250,000
Basic and diluted net income per common stock	$0.29	$0.29	$0.37	$0.37

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of December 31, 2022 and 2021.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 11, 2021, the Company agreed to pay the Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services, of which $60,000 of such amount is included in accrued expenses in the accompanying December 31, 2022 balance sheets. For the year ended December 31, 2021, the Company incurred and paid $95,000 in fees for these services. No amounts remain outstanding under the agreement as of December 31, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or an affiliate of the Initial Stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. No amounts of the Working Capital Loans have been drawn or are outstanding as of December 31, 2022 and 2021.

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

Entry into a Membership Interests Purchase Agreement

On March 21, 2023, the Company entered into a membership interests purchase agreement (as it may be amended, the “Purchase Agreement”), by and among the Company, Force Pressure Control, LLC, (“Force”) a Texas limited liability company, and each of the individuals listed on the signature page of the Purchase Agreement (the “Force Members”). The transactions contemplated by the Purchase Agreement are referred to herein as the “Transaction.” Following the time of the closing (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) of the Transaction, the Company will change its name to “Force Pressure Control Corp.”

Immediately prior to the Closing, Force will effectuate a recapitalization (the “Recapitalization”), pursuant to which, among other things, all outstanding membership interests of Force will be converted or exchanged into common units (“Common Units”).

The Transaction and Consideration

Immediately prior to the Closing:

(i)	Force will adopt a Second Amended and Restated LLC Agreement (the “A&R LLC Agreement”) to, among other things, (a) permit the issuance and ownership of the post-Recapitalization equity of Force as contemplated by the Purchase Agreement and (b) to admit the Company as the sole managing member of Force; and

(ii)	The Company will file with the Secretary of State of Delaware an amended and restated certificate of incorporation (the “A&R Charter”) to, among other things, approve the issuance of shares of Class C Common Stock of the Company (“Company Class C Common Stock”), which will, among other matters, carry such non-economic and voting rights as set forth in the A&R Charter.

Pursuant to the Purchase Agreement, the Company will purchase an aggregate of up to 12,000,000 Common Units from Force Members for $120,000,000 prior to any Net Working Capital Adjustment (as defined in the Purchase Agreement) and the Force Members will retain at least 50% of the total Common Units issued and outstanding immediately after the Recapitalization (the “Retained Units”).

Pursuant to the Purchase Agreement, the Company will subscribe for a number of Common Units equal to the total shares of Class B Common Stock of the Company issued and outstanding immediately prior to the Transaction, in exchange for the number of shares of Company Class C Common Stock equal to the number of Retained Units, which will be subsequently distributed to Force Members. Following the Closing, the Force Members may cause the Company to redeem their Common Units, which redemption may be effected as an exchange of Common Units for shares of Class A Common Stock of the Company on a one-for-one basis (subject to adjustment in certain cases), accompanied by the corresponding cancellation of shares of Company Class C Common Stock held by such Members.

Earn-Out

Following the Closing, and as additional consideration for the Transaction, within five (5) Business Days after the determination of the 2023 EBITDA, Force and the Company shall issue or cause to be issued to each Force Member the following number of Common Units and shares of Company Class C Common Stock (subject to further adjustment) (the “Earnout Equity”), if the 2023 EBITDA is greater than $60,000,000 (the “Minimum EBITDA Target”), a one-time issuance of 200,000 units and shares, as applicable, of Earnout Equity, for each $1,000,000 of EBITDA (rounded down to the nearest $1,000,000) in excess of the Minimum EBITDA Target, up to a maximum of 3,000,000 units and shares, as applicable, of Earnout Equity.

Notwithstanding the foregoing, the Company shall be permitted to satisfy its obligation to deliver Earnout Equity pursuant to the Minimum EBITDA Target by: (i) delivering $12.50 cash per unit and share, as applicable, of Earnout Equity within thirty (30) calendar days of determination of the 2023 EBITDA or (ii) if the volume weighted average closing sale price of the Company Class A Common Stock for the five (5) trading days following public announcement of the 2023 EBITDA (the “Company Trading Price”) exceeds $14.00 per share, by delivering the number of shares of Company Class A Common Stock equal to (x) the aggregate number of units and shares, as applicable, of Earnout Equity multiplied by $12.50, divided by (y) the Company Trading Price, subject to the adjustment provided in the Purchase Agreement.

Representations and Warranties; Covenants

The Purchase Agreement contains customary representations and warranties by the Company, Force and Force Members. The representations and warranties of the respective parties to the Purchase Agreement generally will not survive the Closing. In addition, the Company has agreed to adopt an equity incentive plan prior to the Closing Date, as described in the Purchase Agreement.

Conditions to Closing

The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things, (i) approval of the Transaction and related agreements and transactions by the Company’s stockholders, (ii) the HSR waiting period shall have expired or been terminated; (iii) the absence of any legal restraints on the Closing, (iv) the shares of Company common stock issuable pursuant to the Transaction shall have been approved for listing on the Nasdaq.

The Company’s obligation to consummate the Transaction is also subject to, among other things, (i) the accuracy of the representations and warranties of Force and Force Members as of the date of the Purchase Agreement and as of the Closing, subject to the limitations provided in the Purchase Agreement, (ii) each of the covenants of Force having been performed in all material respects, (iii) the key financial results in the Audited Financial Statements (as defined in the Purchase Agreement) and 2022 Audited Financial Statements (as defined in the Purchase Agreement) to be delivered by Force to the Company being substantially consistent with the financial results provided in Exhibit F of the Purchase Agreement; (iv) the Recapitalization having been completed; and (v) there having not been any event that has had, or would reasonably be expected to have, a Company Material Adverse Effect (as defined in the Purchase Agreement).

Force’s obligation to consummate the Transaction is also subject to, among other things, (i) the accuracy of the representations and warranties of Company as of the date of the Purchase Agreement and as of the Closing, subject to the limitations provided in the Purchase Agreement; and (ii) the Company having performed each of the covenants in all material respects.

Termination

The Purchase Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Force, (ii) by Force, if certain approvals of the stockholders of the Company, to the extent required under the Purchase Agreement, are not obtained as set forth therein, (iii) by the Company, if approval of the Force Members are not obtained by the Company Member Approval Deadline (as defined in the Purchase Agreement), (iv) by the Company if the Board of Directors of the Company decides not to continue extending the business combination deadline for additional months and, as a result, the Company would wind up its affairs and redeem 100% of its outstanding public shares; and (v) by either the Company or Force in certain other circumstances set forth in the Purchase Agreement, including (a) if any Governmental Authority (as defined in the Purchase Agreement) has issued or otherwise entered a final, non-appealable order making consummation of the Transaction illegal or otherwise preventing or prohibiting consummation of the Transaction, (b) if any of the closing conditions have not been satisfied or waived by September 16, 2023, subject to certain limitations as provided in the Purchase Agreement or (c) in the event of certain uncured breaches by the other party.

Sponsor Support Agreement

Concurrently with the execution of the Purchase Agreement, the Company, Force and Stratim Cloud Acquisition, LLC (the “Sponsor Holdco”) and other holders of shares of Company Class B Common Stock (together with the Sponsor Holdco, the “Sponsors”), entered into that certain sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsors agreed to, among other things, vote in favor of the Purchase Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. The Sponsor Support Agreement will terminate and be of no further force or effect upon the earliest of (i) the Expiration Time (as defined in the Sponsor Support Agreement), (ii) the liquidation of the Company and (iii) the written agreement of the Sponsor Holdco, the Force Members, and Force.

Amended and Restated Registration Rights Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor Holdco, holders of shares of Company Class B Common Stock and certain Force Members will enter into an Amended and Restated Registration Rights Agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, certain shares of Company common stock and other equity securities of the Company that are held by the parties thereto from time to time.

Lock-Up Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor Holdco, holders of shares of Company Class B Common Stock and certain Force Members will enter into Lock-Up Agreements restricting the transfer of Company common stock, Private Placement Warrants (as defined in the Purchase Agreement), and any Common Units issued in connection with the Transaction, as applicable. The lock-up period for Company common stock is 180 days after the Closing, subject to early termination (i) of a liquidation, merger, stock exchange, reorganization or other similar transaction of Force after the Closing or (ii) upon the stock price of Company common stock reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 6,250,000 shares of common stock issued and outstanding.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and

●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$—	$31,104
Startup/Organization Expenses	327,641	162,728
Unrealized gain - Trust	(528,353)	—
Total deferred tax assets (liability)	(200,712)	193,832
Change in valuation allowance	(327,641)	(193,832)
Deferred tax liability	$(528,353)	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$91,749	$—
Deferred	394,544	(193,832)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	133,809	193,832

Effective tax rate	$620,102	$—

As of December 31, 2022 and 2021, the Company had $0 and $148,111, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $133,809 and $193,832, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(16.1)%	(25.0)%
Transaction costs – warrants	0.0%	2.0%
Change in valuation allowance	1.4%	2.0%
Income tax provision	6.3%	0.0%

The Company files income tax returns in the U.S. federal. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable Securities held in Trust Account	1	252,973,594	250,014,433

Liabilities:
Warrant liabilities- Public Warrants	1	83,333	4,916,666
Warrant liabilities- Private Placement Warrants	2	46,667	—
Warrant liabilities- Private Placement Warrants	3	—	2,753,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

Initial and Subsequent Measurement

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and December 31, 2022, was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements on December 31, 2021:

December 31, 2021
Exercise price	$11.50
Stock Price	$9.77
Risk-free interest rate	1.36%
Expected term (in years)	5.0
Expected volatility	11.03%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 16, 2021	7,233,334	11,916,666	19,150,000
Change in fair value	(4,480,000)	250,000	(4,230,000)
Transfers out of level 3 into level 1	—	(12,166,666)	(12,166,666)
Fair value as of December 31, 2021	2,753,334	—	2,753,334
Change in fair value	(2,333,334)	—	(2,333,334)
Transfers out of level 3 into level 2	(420,000)	—	(420,000)
Fair value as of December 31, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the second quarter of 2021, there were transfers out of Level 3 into Level 1 of $12,166,666 in the fair value hierarchy for the year ended December 31, 2021 for the Public Warrants. During the second quarter of 2022, there were transfers out of Level 3 into level 2 of $420,000.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 17, 2023, the Company entered into a Convertible Promissory Note with its Sponsor (the “Sponsor Loan”). Pursuant to the Sponsor Loan, the Sponsor has agreed that, because at the Company’s special meeting of stockholders held on March 10, 2023, the Company’s stockholders approved the proposals to amend (such amendments, the “Amendments”) the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (1) extend the date by which the Company must consummate an initial business combination from March 16, 2023, to September 16, 2023 (the “Extended Date”), or such earlier date as determined by the Board of Directors of the Company, and (2) eliminate from the Charter the limitation that the Company may not redeem public shares to the extent such redemption would cause the Company to have net tangible assets of less than $5,000,001, the Sponsor will contribute to the Company as a loan (the “Contribution(s)”) the lesser of (A) $0.04 for each share of Class A common stock, par value $0.0001 per share, of the Company that was not redeemed in connection with the stockholder vote to approve the Amendments and (B) $300,000.00, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial business combination and the Extended Date. Up to $1.5 million of the loans may be settled in whole warrants to purchase shares of Class A Common Stock at a conversion price equal to $1.50 per warrant. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account following approval and implementation of the Amendments are be based on the number of public shares still outstanding following such implementation. In connection with the implementation of the Amendments, the Company’s stockholders elected to redeem an aggregate of 18,744,981 shares (each share at valued approximately $10.18 per share and totaling $190,866,926). The Company’s stockholders also voted to extend the date by which the Company must consummate an initial business combination from March 16, 2023, to September 16, 2023, or such earlier date as determined by the Company’s Board of Directors, as described above, and the Company’s stockholders also approved the proposals to amend the Certificate of Incorporation, as described above.

On March 21, 2023, the Company entered into a membership interests purchase agreement with Force Pressure Control, LLC, and each of the individuals listed on the signature page of the Purchase Agreement. Following the closing of the Transaction, the Company will change its name to “Force Pressure Control Corp.” (refer to Note 6, Commitments and Contingencies).

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibits
2.1^	Membership Interests Purchase Agreement, dated March 21, 2023, by and among Stratim Cloud Acquisition Corp., Force Pressure Control, LLC and each of the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2023)
3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
4.1(2)	Warrant Agreement, dated March 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.02(3)	Description of Company’s Securities.
10.1(2)	Letter Agreement, dated March 11, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(2)	Investment Management Trust Agreement, dated March 11, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(2)	Registration Rights Agreement, dated March 11, 2021, among the Company, the Sponsor and certain other security holders party thereto.
10.4(2)	Administrative Services Agreement, dated March 11, 2021, between the Company and the Sponsor.
10.5(2)	Private Placement Warrants Purchase Agreement, dated March 11, 2021, between the Company and the Sponsor.
10.6(2)	Indemnity Agreement, dated March 11, 2021, between the Company and Sreekanth Ravi.
10.7(2)	Indemnity Agreement, dated March 11, 2021, between the Company and Zachary Abrams.
10.8(2)	Indemnity Agreement, dated March 11, 2021, between the Company and Doug Bergeron.
10.9 (2)	Indemnity Agreement, dated March 11, 2021, between the Company and Laurence Katz.
10.10(3)	Indemnity Agreement, dated March 11, 2021, between the Company and Kabir Misra.
10.11(4)	Indemnity Agreement, dated May 1, 2022, between the Company and John Wagner.
10.12(5)	Letter Agreement, dated as of February 14, 2023.
10.13(6)^	Convertible Promissory Note, dated as of February 17, 2023, by and between Stratim Cloud Acquisition Corp. and Stratim Cloud Acquisition, LLC
10.14	Sponsor Support Agreement, dated March 21, 2023, by and among Stratim Cloud Acquisition Corp., Stratim Cloud Acquisition, LLC, Force Pressure Control, LLC and each of the individuals listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2023)
14.01(3)	Code of Ethics and Business Conduct of Stratim Cloud Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

^	Scheules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 17, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 18, 2021.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2023.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATIM CLOUD ACQUISITION CORP.

Date: March 30, 2023	By:	/s/ Sreekanth Ravi
Sreekanth Ravi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2023	By:	/s/ Zachary Abrams
Zachary Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Sreekanth Ravi
Name:	Sreekanth Ravi
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)
Date:	March 30, 2023

/s/ Zachary Abrams
Name:	Zachary Abrams
Title:	Chief Financial Officer, Chief Strategy Officer,
Secretary and Director (Principal Financial
and Accounting Officer)
Date:	March 30, 2023

/s/ John Wagner
Name:	John Wagner
Title:	Director
Date:	March 30, 2023

/s/ Doug Bergeron
Name:	Doug Bergeron
Title:	Director
Date:	March 30, 2023

/s/ Kabir Misra
Name:	Kabir Misra
Title:	Director
Date:	March 30, 2023