Form 10-Q
period 2023-03-31
Stratim Cloud Acquisition Corp.
filed 2023-05-22
CIK 1821812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 19, 2023, there were 6,255,019 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

STRATIM CLOUD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$253,366	$402,902
Prepaid expenses	83,905	64,047
Total Current Assets	337,271	466,949

Cash and marketable securities held in Trust Account	64,501,029	252,973,594
TOTAL ASSETS	$64,838,300	$253,440,543

LIABILITIES, COMMITMENTS AND CONTINGENCIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,976,100	$485,047
Excise tax payable	1,908,669	—
Income taxes payable	1,095,635	91,749
Loans outstanding	250,000	—
Total Current Liabilities	5,230,404	576,796

Warrant liabilities	2,600,000	130,000
Deferred tax liability	—	528,353
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	16,580,404	9,985,149

Commitments and Contingencies (See Note 6)

Class A common stock subject to possible redemption 6,255,019 and 25,000,000 shares at redemption value of approximately $10.15 and $10.09 at March 31, 2023 and December 31, 2022, respectively	63,492,199	252,314,783

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; no shares issued and outstanding (excluding 6,255,019 and 25,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	625	625
Additional paid-in capital	—	—
Accumulated deficit	$(15,234,928)	(8,860,014)
Total Stockholders’ Deficit	(15,234,303)	(8,859,389)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$64,838,300	$253,440,543

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$1,790,645	$335,725
Loss from operations	(1,790,645)	(335,725)

Other (expense) income:
Change in fair value of warrant liability	(2,470,000)	5,070,000
Interest earned on marketable securities held in Trust Account	2,314,275	5,412
Unrealized loss on marketable securities held in Trust Account	—	(69,340)
Total other (expense) income	(155,725)	5,006,072

(Loss) Income before provision for income taxes	(1,946,370)	4,670,347
Provision for income taxes	(475,533)	—
Net (loss) income	$(2,421,903)	$4,670,347

Weighted average shares outstanding, Class A common stock	21,875,837	25,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.09)	$0.15

Weighted average shares outstanding, Class B common stock	$6,250,000	$6,250,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.09)	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	6,250,000	$625	$—	$(8,860,014)	$(8,859,389)

Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(1,908,669)	(1,908,669)
Remeasurement of Class A Common Stock to Redemption Value	—	—	—	—	—	(2,044,342)	(2,044,342)

Net loss	—	—	—	—	—	(2,421,903)	(2,421,903)

Balance – March 31, 2023	—	$—	6,250,000	$625	$—	$(15,234,928)	$(15,234,303)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,250,000	$625	$—	$(15,762,829)	$(15,762,204)

Net income	—	—	—	—	—	4,670,347	4,670,347

Balance – March 31, 2023	—	$—	6,250,000	$625	$—	$(11,092,482)	$(11,091,857)

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(2,421,903)	$4,670,347
Adjustments to reconcile (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,314,275)	(5,412)
Unrealized loss on marketable securities held in Trust Account	—	69,340
Change in fair value of warrant liabilities	2,470,000	(5,070,000)
Deferred tax provision	(528,353)	—
Changes in operating assets and liabilities:
Prepaid expenses	(19,858)	3,504
Accrued expenses	1,491,053	230,860
Income taxes payable	1,003,886	—
Net cash used in operating activities	(319,450)	(101,361)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,200)	—
Cash withdrawn from Trust Account to pay for franchise and income taxes	170,114
Cash withdrawn from Trust Account in connection with redemption	190,866,926	—
Net cash provided by investing activities	190,786,840	—

Cash Flows from Financing Activities:
Proceeds from loans outstanding	250,000	—
Redemption of common stock	(190,866,926)	—
Net cash used in financing activities	(190,616,926)	—

Net Change in Cash	(149,536)	(101,361)
Cash – Beginning of period	402,902	952,749
Cash – End of period	$253,366	$851,388

Non-Cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$1,908,669	$—
Remeasurement of Class A Common Stock to Redemption Value	2,044,342	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Stratim Cloud Acquisition, LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 4.

Transaction costs amounted to $14,326,696, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $576,696 of other offering costs.

At the closing of the Initial Public Offering on March 16, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was previously invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. However, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on March 7, 2023, the Company instructed Continental Stock Transfer & Trust Company (“Continental”), the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the Securities and Exchange Commission (“SEC”)) until the earlier of the consummation of the Company’s initial Business Combination or the Company’s liquidation.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, the requisite number of shares are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and other holders of the Company’s shares of Class B common stock prior to the closing of the Initial Public Offering and their permitted transferees (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until the extended liquidation date of September 16, 2023, or such earlier date as determined by the Company’s board of directors (the “Extended Date”), to consummate a Business Combination (as it may be further extended, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of March 31, 2023, the Company had $253,366 in its operating bank accounts and working capital deficit of $3,884,303.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until the extended liquidation date of September 16, 2023, or such earlier date as determined by the board, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company may also need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the extended liquidation date of September 16, 2023.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022.

Marketable Securities held in the Trust Account

At December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury securities. At March 31, 2023, the assets held in the Trust Account consisted of cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the SEC). All of the Company’s investments held in the Trust Account were historically classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the implementation of the Amendments, the Company’s stockholders elected to redeem an aggregate of 18,744,981 shares (each share at valued approximately $10.18 per share and totaling $190,866,926). Accordingly, 6,255,019 and 25,000,000 Class A common stock subject to possible redemption at $10.02 and $10.09 redemption value as of March 31, 2023, and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2023, and December 31, 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(11,916,666)
Class A common stock issuance costs	(13,505,677)
Plus:
Remeasurement of carrying value to redemption value	27,737,126
Class A common stock subject to possible redemption, December 31, 2022	252,314,783
Less:
Redemptions of Class A Common Stock	(190,866,926)
Plus:
Remeasurement of carrying value to redemption value	2,044,342
Class A common stock subject to possible redemption, March 31, 2023	$63,492,199

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheets date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as of March 31, 2023, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

Warrant Liabilities

The Company accounts for the Public and Private Placement Warrants (“Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Company has recorded compensation expense of $233,334 related to warrant liabilities, which represents the difference between the fair value and purchase price of the Private Placement Warrants. Additionally, the Company has recorded changes in the fair value of warrant liabilities within the Company’s Statements of Operations for the periods ended March 31, 2023, and December 31, 2022. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023, and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 24.4% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023, and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Net (Loss) Income per Common Stock

The Company has two classes of shares, Class A common stock and Class B common stock. Net (loss) income per common stock is computed by dividing net income, on a pro rata basis, by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per common stock as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the period presented.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts): The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(1, 883,718)	$(538,185)	$3,736,278	$934,069
Denominator:
Basic and diluted weighted average shares outstanding	21,875,837	6,250,000	25,000,000	6,250,000
Basic and diluted net (loss) income per common stock	$(0.09)	$(0.09)	$0.15	$0.15

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. The Sponsor agreed to purchase up to a total of 5,166,667 Private Placement Warrants, for an aggregate purchase price of $7,750,000, if the over-allotment option was exercised in full by the underwriter. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 14, 2020, the Initial Stockholders purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters elected not to exercise their remaining over-allotment and, accordingly, 937,500 Founder Shares were forfeited resulting in 6,250,000 Founder Shares issued and outstanding as of March 31, 2023, and December 31, 2022.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 11, 2021, the Company agreed to pay the Sponsor up to $10,000 per month for office space, utilities, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $30,000 in fees for these services, of which $20,000 of such amount is included in accrued expenses in the accompanying March 31, 2023, balance sheets. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, of which $30,000 of such amount is included in accrued expenses.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. No amounts of the Working Capital Loans have been drawn or are outstanding as of March 31, 2023, or December 31, 2022.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Promissory Note

On February 17, 2023, the Company entered into a Promissory Note with its Sponsor (the “Sponsor Loan”). Pursuant to the Sponsor Loan, the Sponsor has agreed that, because at the Company’s special meeting of stockholders held on March 10, 2023, the Company’s stockholders approved the proposals to amend (such amendments, the “Amendments”) the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (1) extend the date by which the Company must consummate an initial business combination from March 16, 2023, to the Extended Date, and (2) eliminate from the Charter the limitation that the Company may not redeem public shares to the extent such redemption would cause the Company to have net tangible assets of less than $5,000,001, the Sponsor will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock, par value $0.0001 per share, of the Company that was not redeemed in connection with the stockholder vote to approve the Amendments and (B) $300,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial business combination and the Extended Date. The Contributions will be deposited into the Company’s trust account. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company's initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account following approval and implementation of the Amendments are be based on the number of public shares still outstanding following such implementation.

Loans Outstanding

Force Pressure Control, LLC (“Force”), the target of the Company’s current business combination as described below, shall loan the Company the amount of funds determined by the Company as necessary to increase the outstanding amount of the Trust Account to effect the extension of the deadline by which the Company must complete a Business Combination in accordance with its Governance Documents from March 16, 2023 to September 16, 2023 (the “Extension Amount”), provided that the Extension Amount will not exceed $300,000 per month and $1,500,000 in the aggregate. The Company was loaned $250,000 from Force of their business combination, in lieu of the Sponsor depositing Contributions into the trust account as described above. The amount loaned to the Company does not bear any interest. As the consideration of the Extension Amount, the Members of Force shall receive, within ten calendar days following the Closing, their Pro Rata Shares of (i) cash equal to the Extension Amount; and (ii) a number of Force Common Units issued by Force equal to (x) the Extension Amount multiplied by 1.5 divided by (y) $10.00 (and an equivalent number of shares of Company Class C Common Stock issued by the Company). The outstanding balance under this Loan was $250,000 as of March 31, 2023.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,000,000 in the aggregate. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement. However, on April 14, 2023, and April 18, 2023, the underwriters each separately delivered a fee waiver letter to the Company and gratuitously waived their right to deferred underwriting discounts and commissions in connection with the Transaction (as defined below). Accordingly, the Company does not owe such underwriters deferred underwriting discounts and commissions in connection with the Transaction.

Entry into a Membership Interests Purchase Agreement

On March 21, 2023, the Company entered into a membership interests purchase agreement (as it may be amended, the “Purchase Agreement”), by and among the Company, Force Pressure Control, LLC, (“Force”), a Texas limited liability company, and each of the individuals listed on the signature page of the Purchase Agreement (the “Force Members”). The transactions contemplated by the Purchase Agreement are referred to herein as the “Transaction.”

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Immediately prior to the time of the closing (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), Force will effectuate a recapitalization (the “Recapitalization”), pursuant to which, among other things, all outstanding membership interests of Force will be converted or exchanged into common units (the “Common Units”).

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

Pursuant to the Purchase Agreement, the Company will purchase an aggregate of up to 12,000,000 Common Units from Force Members for up to $120,000,000 prior to any Net Working Capital Adjustment (as defined in the Purchase Agreement) and the Force Members will retain at least 50% of the total Common Units issued and outstanding immediately after the Recapitalization (the “Retained Units”).

Pursuant to the Purchase Agreement, the Company will subscribe for a number of Common Units equal to the total shares of Class B common stock of the Company issued and outstanding immediately prior to the Transaction, in exchange for the number of shares of Company Class C Common Stock equal to the number of Retained Units, which will be subsequently distributed to Force Members pro rata to the number of Common Units to be held by such Force Member following the Closing, and the Force Members may, following the Closing, cause the Company to redeem their Common Units, which redemption may be effected as an exchange of Common Units for shares of Class A common stock of the Company on a one-for-one basis (subject to adjustment in certain cases), accompanied by the corresponding cancellation of shares of Company Class C Common Stock held by such Members.

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

Notwithstanding the foregoing, the Company shall be permitted to satisfy its obligation to deliver Earnout Equity pursuant to the Minimum EBITDA Target by: (i) delivering $12.50 cash per unit and share, as applicable, of Earnout Equity within thirty (30) calendar days of determination of the 2023 EBITDA or (ii) if the volume weighted average closing sale price of the Class A common stock for the five (5) trading days following public announcement of the 2023 EBITDA (the “Company Trading Price”) exceeds $14.00 per share, by delivering the number of shares of Class A common stock equal to (x) the aggregate number of units and shares, as applicable, of Earnout Equity multiplied by $12.50, divided by (y) the Company Trading Price, subject to the adjustment provided in the Purchase Agreement.

Extension Loan

Pursuant to the Purchase Agreement, Force has agreed that it will loan to the Company (the “Extension Loan”) the amount of funds determined by the Company as necessary to increase the outstanding amount of the Trust Account to effect the extension of the deadline by which the Company must complete a business combination in accordance with its governing documents from March 16, 2023, to September 16, 2023, provided that such amounts of funds will not exceed $300,000 per month and $1,500,000 in the aggregate. As the consideration, the Force Members will receive their pro rata shares of (i) cash equal to the amount loaned by Force to the Company; and (ii) a number of Common Units issued by Force equal to (x) the amount loaned by Force to the Company multiplied by 1.5 divided by (y) $10.00 (and an equivalent number of shares of Company Class C Common Stock).

Representations and Warranties; Covenants

The Purchase Agreement contains customary representations and warranties by the Company, Force and Force Members. The representations and warranties of the respective parties to the Purchase Agreement generally will not survive the Closing, except for (i) those covenants and agreements contained in the Purchase Agreement that by their terms expressly apply in whole or in part after the Closing and then only with respect to any breaches occurring after the closing and (ii) the miscellaneous section in the Purchase Agreement.

In addition, the Company has agreed to adopt an equity incentive plan prior to the Closing Date, as described in the Purchase Agreement.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Termination

The Purchase Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Force (on behalf of itself and each of the Force Members), (ii) by Force (on behalf of itself and each of the Force Members), if certain approvals of the stockholders of the Company, to the extent required under the Purchase Agreement, are not obtained as set forth therein, (iii) by the Company, if approval of the Force Members are not obtained by the Company Member Approval Deadline (as defined in the Purchase Agreement), (iv) by the Company if the Board of Directors of the Company decides not to continue extending the business combination deadline for additional months and, as a result, the Company would wind up its affairs and redeem 100% of its outstanding public shares; and (v) by either the Company or Force (on behalf of itself and each of the Force Members) in certain other circumstances set forth in the Purchase Agreement, including (a) if any Governmental Authority (as defined in the Purchase Agreement) has issued or otherwise entered a final, non-appealable order making consummation of the Transaction illegal or otherwise preventing or prohibiting consummation of the Transaction, (b) if any of the closing conditions have not been satisfied or waived by September 16, 2023, subject to certain limitations as provided in the Purchase Agreement or (c) in the event of certain uncured breaches by the other party.

Sponsor Support Agreement

Concurrently with the execution of the Purchase Agreement, the Company, Force and Stratim Cloud Acquisition, LLC (the “Sponsor Holdco”) and other holders of shares of Class B common stock (together with the Sponsor Holdco, the “Sponsors”), entered into that certain sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsors agreed to, among other things, vote in favor of the Purchase Agreement and the transactions contemplated thereby and not to seek redemption of any of its shares of common stock in connection with the consummation of the Transaction, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. The Sponsor Support Agreement will terminate and be of no further force or effect upon the earliest of (i) the Closing, (ii) the termination of the Purchase Agreement, (iii) the liquidation of the Company and (iv) the mutual written agreement of the Sponsor Holdco, the Force Members, and Force.

Amended and Restated Registration Rights Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor Holdco, holders of shares of Class B common stock and certain Force Members will enter into an Amended and Restated Registration Rights Agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, certain shares of Company common stock and other equity securities of the Company that are held by the parties thereto from time to time. The Registration Rights Agreement will amend and restate the registration rights agreement that was entered into by the Company, Sponsor, and the other parties thereto in connection with the IPO. The Registration Rights Agreement will terminate on the earlier of (a) the tenth anniversary of the date of the Registration Rights Agreement and (b) with respect to any Holder (as defined therein), on the date that such Holder no longer holds any Registrable Securities (as defined therein).

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Lock-Up Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor Holdco, holders of shares of Class B common stock and certain Force Members will enter into Lock-Up Agreements restricting the transfer of Company common stock, Private Placement Warrants (as defined in the Purchase Agreement), and any Common Units issued in connection with the Transaction, as applicable. The lock-up period for Company common stock is 180 days after the Closing, subject to early termination (i) of a liquidation, merger, stock exchange, reorganization or other similar transaction of Force after the Closing or (ii) upon the stock price of Company common stock reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing.

Tax Receivable Agreement

The Purchase Agreement contemplates that, at the Closing, the Company will enter into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with Force and certain Force Members (the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, the Company will be required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of Common Units for Class A common stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, the Company’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined therein.

Inflation Reduction Act of 2022 (the “IR Act”)

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

In connection with the Company’s special meeting of stockholders on March 10, 2023, the Company’s stockholders elected to redeem an aggregate of 18,744,981 shares of Class A common stock for a total of $190,866,926. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023, and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2023, the Company recorded $1,908,669 of excise tax liability calculated as 1% of shares redeemed in connection with the special meeting of stockholders held on March 10, 2023.

STRATIM CLOUD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023, and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 6,255,019 and 25,000,000 shares of Class A common stock, respectively, subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023, and December 31, 2022, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amount issued in the Initial Public Offering and related to the closing of a Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, an affiliate of the Sponsor or any of our officers or directors (the “Anti-Dilution Right”). However, each Support Party (as defined below), solely in connection with and only for the purpose of the Purchase Agreement, has agreed to waive the Anti-Dilution Right and has agreed that the shares of Class B Common Stock will convert only upon the Initial Conversion Ratio (as defined in the Charter) in connection with the Transactions.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023, and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2021
Assets:
Marketable Securities held in Trust Account	1	64,501,029	252,973,594

Liabilities:
Warrant liabilities- Public Warrants	1	1,666,667	83,333
Warrant liabilities- Private Placement Warrants	2	933,333	46,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

Initial and Subsequent Measurement

The Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and March 31, 2023, and December 31, 2022, was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2023 and 2022, there were no transfers made.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the condensed financial statements.

On April 28, 2023, the Sponsor and the Company entered into a Waiver and Consent, pursuant to which the Sponsor unconditionally and irrevocably waived its right to settle the unpaid balance under the Sponsor Loan in whole warrants pursuant to the terms of the Sponsor Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Stratim Cloud Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Stratim Cloud Acquisition, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 29, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Charter Amendment

On March 10, 2023, we held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders were asked to approve: (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must complete an initial Business Combination from March 16, 2023, to the Extended Date and such proposal, the “Extension Proposal”) and (ii) a proposal to amend the Charter to eliminate the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal” and, together with the Extension Proposal, the “Charter Amendment Proposals”).

At the Special Meeting, the Company’s stockholders approved the Charter Amendment Proposals, and the Charter amendment became effective on March 10, 2023, upon the filing thereof with the Secretary of State of the State of Delaware. The foregoing description is qualified in its entirety by reference to the Amended and Restated Certificate of Incorporation, a copy of which is attached as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on March 30, 2023, and is incorporated by reference herein.

Letter of Intent

As previously disclosed, on February 14, 2023, we entered into a letter of intent (the “Letter of Intent”) with Force Pressure Control, LLC, a Texas limited liability company and a provider of surface pressure control solutions in the oilfield services market (the “Target”) and each of the individuals listed on the signature page of the Letter of Intent, to acquire 100% of the outstanding equity interests of the Target. Pursuant to the Letter of Intent, the parties entered into a period of exclusivity in order to negotiate the Company’s acquisition of the Target wherein, among other things, the Company agreed not to solicit, negotiate, conduct or commit to conduct any Competing Transaction (as defined in the Letter of Intent). On March 21, 2023, the Company entered into a definitive agreement with the Target, described below under “Membership Interests Purchase Agreement.” Completion of the Transaction (as defined below) is subject to, among other matters, satisfaction of the conditions contained in the Purchase Agreement and approval of the Transaction by our stockholders. There can be no assurance that the proposed Transaction will be consummated.

Promissory Note

As previously disclosed, on February 17, 2023, we entered the Sponsor Loan with our Sponsor. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock of the Company that was not redeemed in connection with the stockholder vote to approve certain amendments to the Company’s certificate of incorporation at the special meeting of stockholders held on March 10, 2023, and (B) $300,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and (ii) the Extended Date. The Contributions will be deposited into the Company’s trust account. While up to $1.5 million of the loans could originally be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant, on April 28, 2023, the Sponsor and the Company entered into a Waiver and Consent, pursuant to which the Sponsor unconditionally and irrevocably waived its right to settle the unpaid balance under the Sponsor Loan in whole warrants pursuant to the terms of the Sponsor Loan. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account are based on the number of public shares still outstanding following the amendments to the Company’s certificate of incorporation. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company, at its election and without penalty.

Membership Interests Purchase Agreement

On March 21, 2023, the Company entered into the Purchase Agreement. Immediately prior to the Closing, Force will effectuate the Recapitalization, pursuant to which, among other things, all outstanding membership interests of Force will be converted or exchanged into Common Units. Immediately prior to the Closing: (i) Force will adopt the A&R LLC Agreement to, among other things, (a) permit the issuance and ownership of the post-Recapitalization equity of Force as contemplated by the Purchase Agreement and (b) to admit the Company as the sole managing member of Force; and (ii) the Company will file with the Secretary of State of Delaware the A&R Charter to, among other things, approve the issuance of shares Company Class C Common Stock of the Company, which will, among other matters, carry such non-economic and voting rights as set forth in the A&R Charter. Pursuant to the Purchase Agreement, the Company will purchase an aggregate of up to 12,000,000 Common Units from Force Members for $120,000,000 prior to any Net Working Capital Adjustment (as defined in the Purchase Agreement) and the Force Members will retain at least 50% of the total Common Units issued and outstanding immediately after the Recapitalization. Pursuant to the Purchase Agreement, the Company will subscribe for a number of Common Units equal to the total shares of Class B common stock of the Company issued and outstanding immediately prior to the Transaction, in exchange for the number of shares of Company Class C Common Stock equal to the number of Retained Units, which will be subsequently distributed to Force Members pro rata to the number of Common Units to be held by such Force Member following the Closing, and the Force Members may, following the Closing, cause the Company to redeem their Common Units, which redemption may be effected as an exchange of Common Units for shares of Class A common stock of the Company on a one-for-one basis (subject to adjustment in certain cases), accompanied by the corresponding cancellation of shares of Company Class C Common Stock held by such Members. Following the Closing, and as additional consideration for the Transaction, within five (5) business days after the determination of the 2023 EBITDA (as defined in the Purchase Agreement), Force and the Company (as applicable) shall issue or cause to be issued to each Force Member the following number of Common Units and shares of Company Class C Common Stock (subject to further adjustment), if the 2023 EBITDA is greater than $60,000,000, a one-time issuance of 200,000 units and shares, as applicable, of Earnout Equity, for each $1,000,000 of EBITDA (rounded down to the nearest $1,000,000) in excess of the Minimum EBITDA Target, up to a maximum of 3,000,000 units and shares, as applicable, of Earnout Equity. Notwithstanding the foregoing, the Company shall be permitted to satisfy its obligation to deliver Earnout Equity pursuant to the Minimum EBITDA Target by: (i) delivering $12.50 cash per unit and share, as applicable, of Earnout Equity within thirty (30) calendar days of determination of the 2023 EBITDA or (ii) if the volume weighted average closing sale price of the Class A common stock for the five (5) trading days following public announcement of the 2023 EBITDA exceeds $14.00 per share, by delivering the number of shares of Class A common stock equal to (x) the aggregate number of units and shares, as applicable, of Earnout Equity multiplied by $12.50, divided by (y) the Company Trading Price, subject to the adjustment provided in the Purchase Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Purchase Agreement, the Company, Force, the Sponsor and other holders of shares of Class B common stock (together with the Sponsor, the “Support Parties,” and each, a “Support Party”), entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Support Parties agreed to, among other things, vote in favor of the Purchase Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. The Sponsor Support Agreement will terminate and be of no further force or effect upon the earliest of (i) the Expiration Time (as defined in the Sponsor Support Agreement), (ii) the liquidation of the Company and (iii) the written agreement of the Sponsor, Force Members, and Force.

Amended and Restated Registration Rights Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor, holders of shares of Class B common stock and certain Force Members will enter into an Amended and Restated Registration Rights Agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Company Common Stock and other equity securities of the Company that are held by the parties thereto from time to time. The Registration Rights Agreement will amend and restate the registration rights agreement that was entered into by the Company, Sponsor, and the other parties thereto in connection with the IPO. The Registration Rights Agreement will terminate on the earlier of (a) the tenth anniversary of the date of the Registration Rights Agreement and (b) with respect to any Holder (as defined therein), on the date that such Holder no longer holds any Registrable Securities (as defined therein).

Lock-Up Agreement

The Purchase Agreement contemplates that, at the Closing, the Company, the Sponsor, holders of shares of Class B common stock and certain Force Members will enter into Lock-Up Agreements restricting the transfer of Company Common Stock, Private Placement Warrants (as defined in the Purchase Agreement), and any Common Units issued in connection with the Transaction, as applicable. The lock-up period for Company Common Stock is 180 days after the Closing, subject to early termination (i) of a liquidation, merger, stock exchange, reorganization or other similar transaction of Force after the Closing or (ii) upon the stock price of Company Common Stock reaching $12.00 (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing.

Tax Receivable Agreement

The Purchase Agreement contemplates that, at the Closing, the Company will enter into the Tax Receivable Agreement with Force and certain Force Members. Pursuant to the Tax Receivable Agreement, among other things, the Company will be required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of Common Units for Class A common stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, the Company’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined therein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2020 (inception), through March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $2,421,903, which consists of a change in fair value of warrant liabilities of $2,470,000, operating and formation costs of $1,790,645 and provision for income taxes of $475,533, offset by interest earned on the Trust Account of $2,314,275.

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

For the three months ended March 31, 2023, cash used in operating activities was $319,450. Net income of $2,421,903 was affected by a change in fair value of warrant liabilities of $2,470,000, interest earned on the Trust Account of $2,314,275 and deferred tax provision of $528,353. Changes in operating assets and liabilities provided $2,475,081 of cash for operating activities.

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

As of March 31, 2023, we had cash items (which may be interest bearing to the extent permitted by Continental and the applicable rules of the SEC) held in the Trust Account of $64,501,029. On March 10, 2023, our stockholders voted to approve an amendment to our certificate of incorporation to (i) extend the date by which we must complete an initial Business Combination and (ii) remove the limitation that we may not redeem public shares to the extent such redemption results in us having net tangible assets of less than $5,000,001. In connection therewith, stockholders elected to redeem 18,744,981 shares of Class A common stock, and approximately $190,866,926 was paid out of the Trust Account in connection therewith. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we withdrew $190,866,926 from the Trust Account in connection with such redemptions. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, the Company had $253,366 in its operating bank account, and working capital deficit of $3,884,303. The Company’s liquidity needs prior to the Company’s Initial Public Offering and Private Placement had been satisfied through a capital contribution from the Sponsor in the amount of $25,000 (see Note 5) for the Founder Shares. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor, or certain Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5).

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

As previously disclosed, on February 17, 2023, we entered the Sponsor Loan with our Sponsor. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.04 for each share of Class A common stock of the Company that was not redeemed in connection with the stockholder vote to approve certain amendments to the Company’s certificate of incorporation at the special meeting of stockholders held on March 10, 2023, and (B) $300,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and (ii) the Extended Date. The Contributions will be deposited into the Company’s trust account. While up to $1.5 million of the loans could originally be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant, on April 28, 2023, the Sponsor and the Company entered into a Waiver and Consent, pursuant to which the Sponsor unconditionally and irrevocably waived its right to settle the unpaid balance under the Sponsor Loan in whole warrants pursuant to the terms of the Sponsor Loan. The Contribution(s) will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination and the consummation of the Company’s initial business combination. The Company’s board of directors will have the sole discretion whether to continue extending for up to six months, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the Company’s certificate of incorporation. Monthly deposits into the Company’s trust account are based on the number of public shares still outstanding following the amendments to the Company’s certificate of incorporation. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein).

Pursuant to the Purchase Agreement, Force has agreed that it will loan to the Company (the “Extension Loan”) the amount of funds determined by the Company as necessary to increase the outstanding amount of the Trust Account to effect the extension of the deadline by which the Company must complete a business combination in accordance with its governing documents from March 16, 2023 to September 16, 2023, provided that such amounts of funds will not exceed $300,000 per month and $1,500,000 in the aggregate. As the consideration, the Force Members will receive their pro rata shares of (i) cash equal to the amount loaned by Force to the Company; and (ii) a number of Common Units issued by Force equal to (x) the amount loaned by Force to the Company multiplied by 1.5 divided by (y) $10.00 (and an equivalent number of shares of Company Class C Common Stock).

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until September 16, 2023, or such earlier date as determined by the board, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

On February 17, 2023, the Company entered into the Sponsor Loan. Pursuant to the Sponsor Loan, the Sponsor has agreed that it will contribute to the Company as a loan the lesser of $0.04 for each share of Class A common stock that was not redeemed in connection with the stockholder vote to approve the proposals presented at the special meeting of stockholders that was held on March 10, 2023, and $300,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of the date of the special meeting held in connection with the stockholder vote to approve the Company’s initial Business Combination and the Extended Date. The Contributions will be deposited into the Company’s trust account. While up to $1.5 million of the loans could originally be settled in whole warrants to purchase shares of Class A common stock at a conversion price equal to $1.50 per warrant, on April 28, 2023, the Sponsor and the Company entered into a Waiver and Consent, pursuant to which the Sponsor unconditionally and irrevocably waived its right to settle the unpaid balance under the Sponsor Loan in whole warrants pursuant to the terms of the Sponsor Loan.

Pursuant to the Purchase Agreement, Force has agreed that it will loan to the Company (the “Extension Loan”) the amount of funds determined by the Company as necessary to increase the outstanding amount of the Trust Account to effect the extension of the deadline by which the Company must complete a business combination in accordance with its governing documents from March 16, 2023 to September 16, 2023, provided that such amounts of funds will not exceed $300,000 per month and $1,500,000 in the aggregate. As the consideration, the Force Members will receive their pro rata shares of (i) cash equal to the amount loaned by Force to the Company; and (ii) a number of Common Units issued by Force equal to (x) the amount loaned by Force to the Company multiplied by 1.5 divided by (y) $10.00 (and an equivalent number of shares of Company Class C Common Stock).

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, administrative and support services. We began incurring these fees on March 11, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters were entitled to a deferred fee of $0.35 per share, or $8,750,000 in the aggregate. The deferred fee would become payable to the underwriters from the amounts held in the Trust Account solely in the event that we completed a Business Combination, subject to the terms of the underwriting agreement. On April 14, 2023, and April 18, 2023, the underwriters each separately delivered a fee waiver letter to the Company and gratuitously waived their right to deferred underwriting discounts and commissions in connection with the Transaction. Accordingly, the Company does not owe such underwriters deferred underwriting discounts and commissions in connection with the Transaction.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ deficit. Accordingly, as March 31, 2023, offering costs in the aggregate of $14,326,696 have been charged to stockholders’ deficit and $233,334 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

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

Net (Loss) Income Per Common Stock

Net (loss) income per common stock, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net (loss) income per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing net (loss) income less income attributable to Class A common stock subject to possible redemption, by the weighted average number of common stock of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the previously identified material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as financial reporting controls over corporate governance. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. Recently, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery.

We have previously identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have previously identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and corporate governance as described herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of these material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

As a result of such material weakness described herein, certain restatements of our prior financials, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(1)	Membership Interests Purchase Agreement, dated March 21, 2023, by and among Stratim Cloud Acquisition Corp., Force Pressure Control, LLC and each of the individuals listed on the signature page thereto.
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(3)	Bylaws of the Company.
10.1(4)	Letter Agreement, dated as of February 14, 2023.
10.2(5)	Convertible Promissory Note, dated as of February 17, 2023, by and between Stratim Cloud Acquisition Corp. and Stratim Cloud Acquisition, LLC.
10.3(1)	Sponsor Support Agreement, dated March 21, 2023, by and among Stratim Cloud Acquisition Corp., Stratim Cloud Acquisition, LLC, Force Pressure Control, LLC and each of the individuals listed on the signature page thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2023.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2023.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 17, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2023.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATIM CLOUD ACQUISITION CORP.

Date: May 19, 2023	By:	/s/ Sreekanth Ravi
	Name:	Sreekanth Ravi
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Zachary Abrams
	Name:	Zachary Abrams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)